Form 10-Q
period 1996-03-31
BENEDEK BROADCASTING CORP
filed 1996-05-15
CIK 923027

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTER ENDED MARCH 31, 1996

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO


                        COMMISSION FILE NUMBER 33-91412

                            ------------------------

                        BENEDEK BROADCASTING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        DELAWARE                                                 13-2982954
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

                        SUBSIDIARY GUARANTOR REGISTRANT

                                                        I.R.S.
 EXACT NAME OF SUBSIDIARY GUARANTOR                    EMPLOYER
         AS SPECIFIED IN ITS             STATE OF     IDENTIFICATION
      CERTIFICATE OF FORMATION           FORMATION      NUMBER
- - -------------------------------------    ---------    -----------

BENEDEK BROADCASTING COMPANY, L.L.C.     DELAWARE     36-4009188

                            ------------------------

               STEWART SQUARE, SUITE 210,                                          61101
       308 WEST STATE STREET, ROCKFORD, ILLINOIS                                 (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 815-987-5350

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 147.85 shares of common stock, without par value, were outstanding at May 15, 1996.

________________________________________________________________________________

                        BENEDEK BROADCASTING CORPORATION
                          FORM 10-Q TABLE OF CONTENTS


  ITEM
 NUMBER                                                                                                       PAGE
- - ---------                                                                                                     ----

                                         PART I -- FINANCIAL INFORMATION
  Item 1.  FINANCIAL STATEMENTS
           Introductory Comments............................................................................    3

           Benedek Broadcasting Corporation and Subsidiary
                Consolidated Balance Sheets as of December 31, 1995 and March 31, 1996......................    4
                Consolidated Statements of Operations for the Three Months Ended March 31, 1995 and 1996....    5
                Consolidated Statements of Stockholder's (deficit) for the Three Months Ended March 31,
                 1996.......................................................................................    6
                Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1995 and 1996....    7
                Notes to Consolidated Financial Statements..................................................    8

           Benedek Broadcasting Company, L.L.C.
                Balance Sheet as of December 31, 1995 and March 31, 1996....................................   11
                Statement of Operations for the Period February 28, 1995 through March 31, 1995 and the
                 Three Months Ended March 31, 1996..........................................................   12
                Statement of Members' Equity for the Period February 28, 1995 through March 31, 1995 and the
                 Three Months Ended March 31, 1996..........................................................   13
                Statement of Cash Flows for the Period February 28, 1995 through March 31, 1995 and the
                 Three Months Ended March 31, 1996..........................................................   14
                Notes to Financial Statements...............................................................   15

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............   16

                                           PART II -- OTHER INFORMATION
  Item 5.  Other Information................................................................................   21
  Item 6.  Exhibits and Reports on Form 8-K.................................................................   30

SIGNATURES..................................................................................................   31

                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                        PART I -- FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS



Introductory Comments:



     The Financial Statements included herein have been prepared by Benedek Broadcasting Corporation ('Benedek Broadcasting'), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Financial Statements be read in conjunction with the financial information set forth in Benedek Broadcasting's Annual Report for the fiscal year ended December 31, 1995.

                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                 DECEMBER 31,      MARCH 31,
                                                                                     1995            1996
                                                                                 ------------    ------------
                                                                                                 (UNAUDITED)

                                    ASSETS
Current Assets
     Cash and cash equivalents................................................   $  9,668,331    $  7,381,555
     Accounts receivable, net.................................................     12,529,696       7,890,745
     Current portion of program broadcast rights..............................      1,575,325       1,204,839
     Prepaid expenses.........................................................        576,697         871,637
                                                                                 ------------    ------------
               Total current assets...........................................     24,350,049      17,348,776
                                                                                 ------------    ------------
Property and Equipment........................................................     20,035,715      19,797,949
                                                                                 ------------    ------------
Intangible Assets.............................................................     60,420,617      59,952,607
                                                                                 ------------    ------------
Other Assets..................................................................      9,646,940      10,833,916
                                                                                 ------------    ------------
                                                                                 $114,453,321    $107,933,248
                                                                                 ------------    ------------
                                                                                 ------------    ------------
                    LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
     Current maturities of notes and leases payable...........................   $    318,077    $    304,712
     Current maturities of program broadcast rights payable...................      2,042,643       1,753,982
     Accounts payable and accrued expenses....................................      7,824,296       3,643,758
     Deferred revenue.........................................................        500,000         500,000
                                                                                 ------------    ------------
               Total current liabilities......................................     10,685,016       6,202,452
                                                                                 ------------    ------------
Long-Term Obligations
     Notes and capital leases payable.........................................    135,448,948     135,377,037
     Program broadcast rights payable.........................................        632,444         479,296
     Deferred revenue.........................................................      4,250,000       4,180,123
                                                                                 ------------    ------------
                                                                                  140,331,392     140,036,456
                                                                                 ------------    ------------
Stockholder's Deficit
     Common stock, no par, authorized 200 shares;
       issued 178.09 shares...................................................      1,046,500       1,046,500
     Additional paid-in capital...............................................      2,758,178       2,758,178
     Accumulated deficit......................................................    (38,886,616)    (40,629,189)
                                                                                 ------------    ------------
                                                                                  (35,081,938)    (36,824,511)
     Less 30.24 shares held in treasury.......................................      1,481,149       1,481,149
                                                                                 ------------    ------------
                                                                                  (36,563,087)    (38,305,660)
                                                                                 ------------    ------------
                                                                                 $114,453,321    $107,933,248
                                                                                 ------------    ------------
                                                                                 ------------    ------------

                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    --------------------------
                                                                                       1995           1996
                                                                                    -----------    -----------
                                                                                           (UNAUDITED)

Net revenues.....................................................................   $10,149,581    $11,682,871
                                                                                    -----------    -----------
Operating expenses:
     Selling, technical and program expenses.....................................     4,413,684      5,537,572
     General and administrative..................................................     1,893,658      2,010,695
     Depreciation and amortization...............................................       856,107      1,360,430
     Corporate...................................................................       343,256        495,892
                                                                                    -----------    -----------
                                                                                      7,506,705      9,404,589
                                                                                    -----------    -----------
          Operating income.......................................................     2,642,876      2,278,282

Financial income (expense):
     Interest expense
          Cash interest..........................................................    (2,410,691)    (4,026,253)
          Other interest.........................................................      (752,658)      (100,457)
                                                                                    -----------    -----------
                                                                                     (3,163,349)    (4,126,710)
     Interest income.............................................................       136,906        105,855
                                                                                    -----------    -----------
                                                                                     (3,026,443)    (4,020,855)
                                                                                    -----------    -----------
          Income (loss) before extraordinary item................................      (383,567)    (1,742,573)

Extraordinary item, gain on early extinguishment of debt.........................     6,863,762             --
                                                                                    -----------    -----------
          Net income (loss)......................................................   $ 6,480,195    $(1,742,573)
                                                                                    -----------    -----------
                                                                                    -----------    -----------

                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                       THREE MONTHS ENDED MARCH 31, 1996


                                                                ADDITIONAL
                                                     COMMON      PAID-IN     ACCUMULATED     TREASURY
                                                     STOCK       CAPITAL       DEFICIT         STOCK         TOTAL
                                                   ----------   ----------   ------------   -----------   ------------

Balance at December 31, 1995.....................  $1,046,500   $2,758,178   $(38,886,616)  $(1,481,149)  $(36,563,087)
     Net (loss) (unaudited)......................          --           --     (1,742,573)           --     (1,742,573)
                                                   ----------   ----------   ------------   -----------   ------------
Balance at March 31, 1996 (unaudited)............  $1,046,500   $2,758,178   $(40,629,189)  $(1,481,149)  $(38,305,660)
                                                   ----------   ----------   ------------   -----------   ------------
                                                   ----------   ----------   ------------   -----------   ------------

                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    THREE MONTHS ENDED MARCH
                                                                                              31,
                                                                                   --------------------------
                                                                                       1995          1996
                                                                                   ------------   -----------
                                                                                          (UNAUDITED)
Cash Flows From Operating Activities
     Net income (loss)...........................................................  $  6,480,195   $(1,742,573)
     Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
          Amortization of program broadcast rights...............................       510,967       597,308
          Depreciation and amortization..........................................       529,889       892,420
          (Gain) on early extinguishment of debt.................................    (6,863,762)           --
          Amortization of intangibles and deferred loan costs....................       482,505       568,467
          (Gain) loss on sale of property and equipment..........................        (2,853)           --
          Payment of deferred and contingent interest............................    (4,405,746)           --
          Payment of prepayment premiums.........................................    (2,748,896)           --
          Other..................................................................        31,691            --
     Change in assets and liabilities, net of effects of acquisition:
          Receivables............................................................       539,518     4,638,951
          Prepaid expenses.......................................................      (204,128)     (294,940)
          Payments on program broadcast rights payable...........................      (429,021)     (522,121)
          Accounts payable and accrued expenses..................................       593,679    (4,222,411)
          Deferred income........................................................            --       (69,877)
          Contingent and deferred interest payable...............................       567,533            --
                                                                                   ------------   -----------
               Net cash (used in) operating activities...........................    (4,918,429)     (154,776)
                                                                                   ------------   -----------
Cash Flows From Investing Activities
     Purchase of property and equipment..........................................      (359,996)     (612,766)
     Proceeds from sale of equipment.............................................         9,173            --
     Payment for acquisition of station..........................................   (26,558,152)           --
     Deposit on acquisition......................................................            --    (1,000,000)
     Payment of acquisition costs................................................            --      (334,569)
     Other.......................................................................            --           (15)
                                                                                   ------------   -----------
               Net cash (used in) investing activities...........................   (26,908,975)   (1,947,350)
                                                                                   ------------   -----------
Cash Flows From Financing Activities
     Principal payments on notes, including capital lease payables...............   (96,075,529)      (85,276)
     Proceeds from senior secured debt issue.....................................   135,000,000            --
     Payment of debt acquisition costs...........................................    (5,085,944)      (99,374)
                                                                                   ------------   -----------
               Net cash provided by (used in) financing activities...............    33,838,527      (184,650)
                                                                                   ------------   -----------
               Increase (decrease) in cash and cash equivalents..................     2,011,123    (2,286,776)
Cash and cash equivalents:
     Beginning...................................................................     4,617,242     9,668,331
                                                                                   ------------   -----------
     Ending......................................................................  $  6,628,365   $ 7,381,555
                                                                                   ------------   -----------
                                                                                   ------------   -----------
Supplemental Disclosure of Cash Flow Information
     Cash payments for interest..................................................  $  5,894,091   $ 8,034,064
                                                                                   ------------   -----------
                                                                                   ------------   -----------
Supplemental Schedule of Non-Cash Investing and Financing Activities
     Acquisition of program broadcast rights.....................................  $    318,442   $    80,312
     Note payable and capital lease obligation incurred for purchase of
       equipment.................................................................       107,672            --
     Equipment acquired by barter transactions...................................        84,676        41,888
                                                                                   ------------   -----------
                                                                                   ------------   -----------
     Acquisition of WTVY-TV:
          Cash purchase price....................................................  $ 26,558,152   $        --
                                                                                   ------------   -----------
                                                                                   ------------   -----------
          Property and equipment acquired at fair market value...................     7,533,196            --
          Intangible assets acquired.............................................    21,306,181            --
          Other, net.............................................................      (281,225)           --
                                                                                   ------------   -----------
                                                                                     28,558,152            --
          Less: Application of advance to affiliate..............................     2,000,000            --
                                                                                   ------------   -----------
                                                                                   $ 26,558,152   $        --
                                                                                   ------------   -----------
                                                                                   ------------   -----------

                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) -- NATURE OF BUSINESS AND BASIS OF PRESENTATION


     NATURE OF BUSINESS: Benedek Broadcasting Corporation ('Benedek Broadcasting') owns and operates nine television stations located throughout the United States which operate under network affiliation contracts. The networks provide programs to the affiliated stations and the stations sell commercial time during the programs to national, regional, and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis.


     BASIS OF PRESENTATION: The unaudited consolidated financial statements include the accounts of Benedek Broadcasting and Benedek Broadcasting Company, L.L.C. (the 'LLC'), a 99% owned subsidiary. All significant intercompany items and transactions have been eliminated in the unaudited consolidated financial statements. The financial statements include all adjustments, consisting of normal and recurring adjustments, which are considered necessary in the opinion of management for the fair presentation of the financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1995 and 1996. These financial statements do not include all the information and footnotes required by generally accepted accounting principles.



     Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.


(NOTE B) -- BUSINESS COMBINATION AND ACQUISITION

(1) BUSINESS COMBINATION:


     On March 10, 1995, two affiliates of Benedek Broadcasting, Blue Grass Television, Inc. ('Blue Grass') and Youngstown Broadcasting Co., Inc. ('Youngstown'), were merged into Benedek Broadcasting. Since these entities had identical stockholder ownership, this was accounted for in a manner similar to that in pooling-of-interests accounting.


     Benedek Broadcasting issued 92.85 shares of its common stock for all the outstanding common shares of Blue Grass and Youngstown, and such shares are treated as if they were outstanding for all periods presented.


     On March 10, 1995, the FCC (as defined) licenses for all the television stations owned by Benedek Broadcasting were transferred to the newly formed LLC. Benedek Broadcasting owns 99% of the membership interest in the LLC and its principal stockholder owns the remaining 1% minority membership interest. The assets, liabilities and results of operations of the LLC are included in these consolidated financial statements. The minority membership interest in the LLC is not significant.


(2) ACQUISITION:


     On March 31, 1995, Benedek Broadcasting acquired substantially all of the assets of WTVY-TV which serves Dothan, Alabama and Panama City, Florida for an aggregate purchase price of approximately $28,699,000. The acquired assets include property and equipment with a fair market value of approximately $7,533,000 and program broadcast rights of approximately $93,000, offset by liabilities under program broadcast rights of approximately $79,000 and net liabilities under trade and barter contracts of approximately $155,000. Benedek Broadcasting also assumed commitments of approximately $214,000 related to programming. The excess of the purchase price over the net assets acquired totaled approximately $21,306,000 and has been allocated to intangible assets which will be amortized over 40 years. This transaction has been accounted for under the purchase method of accounting. Accordingly, the results of operations for WTVY-TV have been included in the results of operations of these consolidated financial statements since the date of acquisition.

                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The results of operations for the three months ended March 31, 1995 and 1996, assuming the acquisition of WTVY-TV had taken place on January 1, 1995, are as follows:



                                                                THREE MONTHS    THREE MONTHS
                                                                   ENDED           ENDED
                                                                 MARCH 31,       MARCH 31,
                                                                    1995            1996
                                                                ------------    ------------
                                                                (PRO FORMA)       (ACTUAL)

Net revenue..................................................   $ 11,793,367    $ 11,682,871
Operating expenses...........................................      9,346,343       9,404,589
Financial expense............................................      3,952,089       4,020,855
                                                                ------------    ------------
     (Loss) before extraordinary item........................     (1,505,065)     (1,742,573)
Extraordinary item...........................................      6,863,762              --
                                                                ------------    ------------
     Net income (loss).......................................   $  5,358,697    $ (1,742,573)
                                                                ------------    ------------
                                                                ------------    ------------


(NOTE C) -- NOTES PAYABLE AND CAPITAL LEASES PAYABLE

     During 1995, Benedek Broadcasting issued $135,000,000 of 11 7/8% Senior Secured Notes due 2005 (the 'Senior Secured Notes'). The net proceeds of the Senior Secured Notes were used, together with available cash, to (i) refinance certain indebtedness, (ii) finance the acquisition of WTVY-TV and (iii) pay fees and expenses in connection with the offering. The Senior Secured Notes have been registered with the Securities and Exchange Commission in a registration statement declared effective in November 1995.

     The Senior Secured Notes bear interest at the rate of 11 7/8%, payable semiannually on March 1 and September 1 of each year and mature in March 2005. The Senior Secured Notes may be redeemed by Benedek Broadcasting in whole or in part after March 1, 2000 subject to certain prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and sales of assets, among others. As of March 31, 1996, Benedek Broadcasting was in compliance with these covenants.

     The Senior Secured Notes are collateralized by Benedek Broadcasting's 99% interest in the LLC, certain agreements and contract rights related to the stations which includes network affiliation agreements and certain general intangibles. The minority membership interest holder has also entered into a pledge and security agreement providing for the pledge of his 1% interest in the LLC.

     Notes payable consist of the following:

                                                             DECEMBER 31,      MARCH 31,
                                                                 1995             1996
                                                             ------------    --------------
Senior Secured Notes......................................   $135,000,000     $ 135,000,000
Capital leases and other..................................        767,025           681,749
                                                             ------------    --------------
                                                              135,767,025       135,681,749
Less current maturities...................................        318,077           304,712
                                                             ------------    --------------
                                                             $135,448,948     $ 135,377,037
                                                             ------------    --------------
                                                             ------------    --------------

                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1995, the notes provide for annual reductions as follows:

                      YEAR ENDING DECEMBER 31,
                      ------------------------
          1996..........................................   $    318,077
          1997..........................................        256,980
          1998..........................................        144,882
          1999..........................................         45,778
          2000..........................................          1,308
          Thereafter....................................    135,000,000
                                                           ------------
                                                           $135,767,025
                                                           ------------
                                                           ------------





(NOTE D) -- ACQUISITIONS AND SUBSEQUENT EVENTS


(1) ACQUISITIONS:

     On November 22, 1995, Benedek Broadcasting entered into an agreement, subject to regulatory approvals, to acquire the assets of five television stations (and four satellite stations) for a total purchase price of $54,500,000.

     On December 15, 1995, Benedek Broadcasting entered into a stock purchase agreement to acquire all the issued and outstanding shares of capital stock of a corporation which owns and operates eight television stations for a purchase price of $270,000,000.

(2) SUBSEQUENT EVENTS:

     On April 10, 1996, the sole stockholder of Benedek Broadcasting formed Benedek Communications Corporation ('BCC') in contemplation of the above acquisitions. At the closing of the acquisitions and related financing plans, the sole stockholder of Benedek Broadcasting will contribute all of the outstanding shares of common stock of Benedek Broadcasting to BCC in exchange for the issuance to him of all of the outstanding shares of common stock of BCC.

     The financing plan for the acquisitions contemplates that (i) BCC issue (a) senior subordinated discount notes, (b) units, consisting of exchangeable preferred stock and warrants to acquire common stock of BCC, and (c) seller junior discount preferred stock and (ii) Benedek Broadcasting enter into a new credit agreement. The new credit agreement is planned to include $120,000,000 term loan facilities and a $15,000,000 revolving credit facility. These financing arrangements are currently being negotiated and have not been finalized.

     On April 18, 1996, Benedek Broadcasting formed Benedek License Corporation ('BLC') in contemplation of the aforementioned acquisitions. Upon consummation of the acquisitions and the related financing plans, the LLC will be merged with BLC and all of the licenses and authorizations issued by the FCC for the operation of the Stations (as defined) will be held by BLC.

                      BENEDEK BROADCASTING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)
                                 BALANCE SHEET

                                                                                                     MARCH 31,
                                                                                                       1996
                                                                                    DECEMBER 31,    -----------
                                                                                        1995
                                                                                    ------------    (UNAUDITED)

                                     ASSETS

Federal Communication Commission (FCC)
     Licenses, at cost, less accumulated amortization of $326,312 and $435,083
       for 1995 and 1996, respectively...........................................   $ 15,304,138    $15,195,367
                                                                                    ------------    -----------
                                                                                    $ 15,304,138    $15,195,367
                                                                                    ------------    -----------
                                                                                    ------------    -----------
                                 MEMBERS' EQUITY
Members' Equity (Note C)
     Members' capital............................................................   $ 16,211,650    $16,211,650
     Deduct notes receivable arising from the issuance of membership certificates
       (Note B)..................................................................        581,200     15,630,450
                                                                                    ------------    -----------
                                                                                      15,630,450        581,200
     Accumulated deficit.........................................................       (326,312)      (435,083)
                                                                                    ------------    -----------
                                                                                    $ 15,304,138    $15,195,367
                                                                                    ------------    -----------
                                                                                    ------------    -----------

                      BENEDEK BROADCASTING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)
                            STATEMENT OF OPERATIONS
            FOR THE PERIOD FEBRUARY 28, 1995 THROUGH MARCH 31, 1995
                     AND THREE MONTHS ENDED MARCH 31, 1996

                                                                                            1995         1996
                                                                                          --------    -----------
                                                                                                (UNAUDITED)

Operating expense, amortization........................................................   $ 18,971     $  108,771
                                                                                          --------    -----------
     Net (loss)........................................................................   $(18,971)    $ (108,771)
                                                                                          --------    -----------
                                                                                          --------    -----------

                      BENEDEK BROADCASTING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)
                          STATEMENT OF MEMBERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                                              NOTES RECEIVABLE
                                                                ARISING FROM
                                                               THE ISSUANCE OF
                                                MEMBERS'         MEMBERSHIP        ACCUMULATED
                                                 CAPITAL        CERTIFICATES         DEFICIT         TOTAL
                                               -----------    -----------------    -----------    -----------

Balance at December 31, 1995................   $16,211,650        $(581,200)        $(326,312)    $15,304,138
Net (loss) (unaudited)......................            --               --          (108,771)       (108,771)
                                               -----------    -----------------    -----------    -----------
Balance March 31, 1996(unaudited)...........   $16,211,650        $(581,200)        $(435,083)    $15,195,367
                                               -----------    -----------------    -----------    -----------
                                               -----------    -----------------    -----------    -----------

                      BENEDEK BROADCASTING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)
                            STATEMENT OF CASH FLOWS
            FOR THE PERIOD FEBRUARY 28, 1995 THROUGH MARCH 31, 1995
                     AND THREE MONTHS ENDED MARCH 31, 1996

                                                                                         1995           1996
                                                                                      -----------    -----------
                                                                                             (UNAUDITED)

Cash flows from operating activities
     Net (loss)....................................................................   $   (18,971)    $ (108,771)
     Adjustment to reconcile net (loss) to net cash provided by operating activities:
          Amortization.............................................................        18,971        108,771
                                                                                      -----------    -----------
               Net cash provided by operating activities...........................            --             --
                                                                                      -----------    -----------

               Net change in cash..................................................            --             --
                                                                                      -----------    -----------
Cash:
     Beginning.....................................................................            --             --
                                                                                      -----------    -----------
     Ending........................................................................   $        --     $       --
                                                                                      -----------    -----------
                                                                                      -----------    -----------
Supplemental schedule of noncash investing and financing activities
     FCC licenses acquired by issuing membership certificates......................   $15,630,450
                                                                                      -----------
     Notes received for issuance of membership certificates........................   $   581,200
                                                                                      -----------
                                                                                      -----------

                      BENEDEK BROADCASTING COMPANY, L.L.C.
                         (A LIMITED LIABILITY COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

(NOTE A) -- NATURE OF BUSINESS AND BASIS OF PRESENTATION

     NATURE OF BUSINESS: Benedek Broadcasting Company, L.L.C. (the 'LLC') is a 99% owned subsidiary of Benedek Broadcasting Corporation ('Benedek Broadcasting'). The LLC located in Rockford, Illinois, was formed February 28, 1995 under the Delaware Limited Liability Company Act with a term of 30 years. The LLC was formed to own and hold the Federal Communication Commission ('FCC') licenses for the nine television stations owned by Benedek Broadcasting which are located throughout the United States.

     BASIS OF PRESENTATION: The financial statements include all adjustments, consisting of normal and recurring adjustments, which are considered necessary in the opinion of management for the fair presentation of the financial position as of March 31, 1996 and the results of operations and cash flows for the period February 28, 1995 through March 31, 1995 and the three months ended March 31, 1996. These financial statements do not include all the information and footnotes required by generally accepted accounting principles.

     Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

(NOTE B) -- NOTES RECEIVABLE ARISING FROM THE ISSUANCE OF MEMBERSHIP
CERTIFICATES

     The notes receivable arising from the issuance of membership certificates are noninterest bearing and are due on demand.

(NOTE C) -- MEMBERS' EQUITY

     The members have pledged their membership interests in the LLC as collateral on the Senior Secured Notes issued by Benedek Broadcasting which had an outstanding balance at December 31, 1995 and March 31, 1996 of $135,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The operating revenues of Benedek Broadcasting are derived primarily from the sale of advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and from barter transactions for goods and services. Revenue depends on the ability of Benedek Broadcasting to provide popular programming which attracts audiences in the demographic groups targeted by advertisers, thereby allowing Benedek Broadcasting to sell advertising time at satisfactory rates. Revenue also depends significantly on factors such as the national and local economy and the level of local competition.


     Approximately 56.9% of the gross revenues of the Benedek Stations (as defined) in the first quarter of 1996 was generated from local and regional advertising, which is sold primarily by a Station's sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by Benedek Broadcasting. Benedek Broadcasting generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.


     Local/regional advertising and national advertising constitute the largest categories of Benedek Broadcasting's operating revenues and represent approximately 82.8% of gross revenues for the three months ended March 31, 1996 as compared to 88.5% for the three months ended March 31, 1995. Although relatively constant as a total percentage of gross revenues, the mix of advertising revenue can vary depending on the level of political advertising revenue. Excluding political advertising revenue, the percentage of gross revenues attributable to local/regional advertising and national advertising of Benedek Broadcasting was 85.7% for the three months ended March 31, 1996, compared to 88.6% for the three months ended March 31, 1995. The decrease was the result of an increase in network compensation of $0.4 million or 60.7%, representing 7.6% of gross revenues (excluding political advertising revenues) for the three months ended March 31, 1996 as compared to 5.2% of gross revenues (excluding political advertising revenues) for the three months ended March 31, 1995.

     In the three months ended March 31, 1996, Benedek Broadcasting reported net revenues of $11.7 million compared to net revenues of $10.1 million for the three months ended March 31, 1995. Benedek Broadcasting had a net loss of $1.7 million for the three months ended March 31, 1996 compared to net income of $6.5 million (after an extraordinary gain of $6.9 million) for the three months ended March 31, 1995. Operating cash flow for the three months ended March 31, 1996 was $3.7 million compared to $3.6 million for the three months ended March 31, 1995.


     In December 1995, Benedek Broadcasting entered into new long-term affiliation agreements with CBS effective retroactive to July 1, 1995. In connection with such arrangements, CBS paid Benedek Broadcasting bonus payments of $2.5 million in the fourth quarter of 1995 and $2.5 million in the first quarter of 1996. These payments will be recognized as revenue by Benedek Broadcasting at the rate of $0.5 million per year over the ten-year term of the affiliation agreements. In connection with these payments, Benedek Broadcasting also agreed with CBS that, upon the consummation of the Acquisitions (as defined), the terms of the affiliation agreements for the Acquired Stations (as defined) which are CBS affiliates would be extended through 2005.


     Benedek Broadcasting's primary operating expenses are employee compensation, programming and depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. Benedek
Broadcasting purchases first run and off-network syndicated programming on an on-going basis and has a policy of closely matching payments for and amortization of program rights in each period. A network-affiliated station receives approximately two-thirds of its required daily programming from the network at no cost. Depreciation and amortization expense has generally declined from period to period as assets acquired at the time of the acquisition of a station are fully depreciated. However, for the three months ended March 31, 1996 depreciation and amortization increased $0.5 million primarily due to the acquisition of WTVY-TV (the 'Dothan Station'). Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. Benedek Broadcasting's operating expenses (excluding depreciation and amortization) have remained fairly constant and represent approximately 68.8% of net revenues for the three months ended March 31, 1996 as compared to 65.6% of net revenues for the three months ended March 31, 1995.


     On March 31, 1995, Benedek Broadcasting acquired for a cash purchase price of $28.7 million substantially all of the assets (excluding cash and accounts receivable) of the Dothan Station which is the CBS affiliate serving both Dothan, Alabama and Panama City, Florida.

     Benedek Broadcasting has included operating cash flow data because such data is used by certain investors to measure a company's ability to service debt. Operating cash flow is defined as operating income before financial income as derived from statements of operations plus depreciation and amortization, amortization of program broadcast rights and non-cash compensation less cash payments for program broadcast rights. Operating cash flow is used to pay principal and interest on long-term debt and to fund capital expenditures. Operating cash flow does not purport to represent cash provided by operating activities as reflected in Benedek Broadcasting's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

     The following table sets forth certain historical financial and operating data for the periods indicated:




                                                                               THREE MONTHS ENDED MARCH 31,
                                                                           ------------------------------------
                                                                                 1995                1996
                                                                           ----------------    ----------------
                                                                                  (DOLLARS IN THOUSANDS)
Revenues:
     Local/regional.....................................................   $ 6,901     59.0%   $ 7,553     56.9%
     National...........................................................     3,438     29.4      3,437     25.9
     Political..........................................................        14      0.1        445      3.4
     Network............................................................       605      5.2        972      7.3
     Barter.............................................................       487      4.2        589      4.4
     Other..............................................................       243      2.1        275      2.1
                                                                           -------    -----    -------    -----
Gross revenues..........................................................    11,688    100.0%    13,271    100.0%
                                                                                      -----               -----
                                                                                      -----               -----
     Agency and national sales representative commissions...............     1,538               1,588
                                                                           -------             -------
Net revenues............................................................    10,150              11,683
                                                                           -------             -------
Operating expenses:
     Compensation expense and payroll taxes(a)..........................     3,386               4,088
     Amortization of program rights.....................................       511                 597
     Depreciation and amortization......................................       856               1,360
     Barter.............................................................       434                 494
     Other(b)...........................................................     1,977               2,370
                                                                           -------             -------
                                                                             7,164               8,909
                                                                           -------             -------
Station operating income................................................     2,986               2,774
     Corporate expenses.................................................       343                 496
                                                                           -------             -------
Operating income........................................................     2,643               2,278
Financial (expenses), net...............................................   (3,027)             (4,021)
                                                                           -------             -------
Net income (loss) before extraordinary item.............................     (384)             (1,743)
Extraordinary item, gain on early extinguishment of debt................     6,864                  --
                                                                           -------             -------
Net income (loss).......................................................   $ 6,480             $(1,743)
                                                                           -------             -------
                                                                           -------             -------

Broadcast cash flow.....................................................   $ 3,924             $ 4,209
Broadcast cash flow margin..............................................      38.7%               36.0%

Operating cash flow.....................................................   $ 3,581             $ 3,713
Operating cash flow margin..............................................      35.3%               31.8%



- - ------------


 (a) Does not include corporate overhead.

 (b) Includes   utilities,  insurance  and   other  general  and  administrative
     expenses.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     Net revenues for the three months ended March 31, 1996 increased $1.5 million or 15.1% to $11.7 million from $10.2 million for the three months ended March 31, 1995. Of this increase, $1.4 million was attributable to the acquisition in March 1995 of the Dothan Station. For the eight Benedek Stations owned by Benedek Broadcasting during the entire first quarter of both 1995 and 1996, net revenues for the three months ended March 31, 1996 increased $0.2 million or 1.5% from the three months ended March 31, 1995. For such Benedek Stations, political advertising revenue for the three months ended March 31, 1996 increased by $0.4 million to $0.4 million. Gross revenues for such Benedek Stations excluding political advertising revenue decreased $0.4 million or 3.1% from the three months ended March 31, 1995.

     Operating expenses for the three months ended March 31, 1996 increased $1.9 million or 25.3% to $9.4 million from $7.5 million for the three months ended March 31, 1995. Of the increase in operating expenses, $1.4 million was attributable to the acquisition of the Dothan Station. As a percentage of net revenues, operating expenses increased to 80.5% from 74.0% in the three months ended March 31, 1995, primarily as a result of an increase of $0.5 million in depreciation and amortization expense. For the eight Benedek Stations owned by Benedek Broadcasting during the entire first quarter of both 1995 and 1996, operating expenses for the three months ended March 31, 1996 increased $0.5 million or 6.1% from the three months ended March 31, 1995. Operating expenses as a percentage of net revenues for such Benedek Stations increased from 74.0% for the three months ended March 31, 1995 to 77.3% in the three months ended March 31, 1996.

     Operating income for the three months ended March 31, 1996 decreased $0.4 million or 13.8% to $2.3 from $2.7 million for the three months ended March 31, 1995.

     Financial (expenses), net for the three months ended March 31, 1996 increased $1.0 million or 32.9% to $4.0 million from $3.0 million in the three months ended March 31, 1995 due to Benedek Broadcasting's higher debt level following the offering of the Senior Secured Notes in March 1995.

     Net loss for the three months ended March 31, 1996 was $1.7 million as compared to net income of $6.5 million for the three months ended March 31, 1995 primarily as a result of an extraordinary gain of $6.9 million on the early extinguishment of debt.

     Operating cash flow for the three months ended March 31, 1996 increased $0.1 million or 3.6% to $3.7 million from $3.6 million for the three months ended March 31, 1995 primarily as a result of the acquisition of the Dothan Station. As a percentage of net revenues, operating cash flow decreased to 31.8% for the three months ended March 31, 1996 from 35.3% for the three months ended March 31, 1995. For the eight Benedek Stations owned by Benedek Broadcasting during the entire first quarter of both 1995 and 1996, operating cash flow for the three months ended March 31, 1996 decreased $0.3 million or 7.9% to $3.3 million from $3.6 million for the three months ended March 31, 1995. As a percentage of net revenues, operating cash flow decreased to 31.8% for the three months ended March 31, 1996 from 35.3% for the three months ended March 31, 1995. The first quarter of each fiscal year is typically characterized by lower operating cash flow margins than Benedek Broadcasting would realize for the full fiscal year due to the seasonal nature of the broadcasting business.

LIQUIDITY AND CAPITAL RESOURCES


     Cash Flows from Operating Activities is the primary source of liquidity for Benedek Broadcasting and were $(0.2) million for the three months ended March 31, 1996 compared to $(4.9) million for the three months ended March 31, 1995. For the three months ended March 31, 1996 cash flows from operating activities primarily resulted from a $4.6 million decrease in receivables, which included $2.5 million from the bonus payment from CBS, offset by a decrease in accrued interest of $4.0 million. For the three months ended March 31, 1995 cash flows from operating activities primarily resulted from the refinancing of substantially all of its existing long-term debt in March 1995 and the payment of $4.4 million of deferred and contingent interest and $2.7 million of prepayment premiums. In addition, cash used by operations included $6.9 million of non-cash gain on early extinguishment of debt.



     Cash Flows From Investing Activities were $(1.9) million for the three months ended March 31, 1996, compared to $(26.9) million for the three months ended March 31, 1995. For the three months ended March 31, 1996, cash flows from investing activities primarily resulted from a $1.0 million deposit made to acquire the Stauffer Stations (as defined) and $0.6 million of capital expenditures. For the three months ended March 31, 1995 cash flows used in investing activities included $26.7 million paid to acquire the Dothan Stations.


     Cash Flows from Financing Activities were $(0.2) million for the three months ended March 31, 1996 compared to $33.8 million for the three months ended March 31, 1995. For the three months ended March 31, 1995 cash flows from financing activities primarily resulted from the issuance in March 1995 of $135.0 million of Benedek Broadcasting's Senior Secured Notes to refinance existing indebtedness and finance the acquisition of the Dothan Station, offset by $96.0 million of principal payments on existing indebtedness. The consummation of the refinancing resulted in an extraordinary gain on the early extinguishment of debt comprised of a gain of $11.1 million from adjusting the carrying value of certain warrants held by Benedek Broadcasting's lenders offset by $2.7 million of prepayment premiums and $1.5 million of unamortized debt discount and deferred loan costs.

SEASONALITY

     Net revenues and operating cash flow of Benedek Broadcasting are generally higher during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period, and, to a lesser extent, during the second quarter of each year.

INCOME TAXES


     Benedek Broadcasting has elected to be taxed as an S Corporation, therefore, net income (loss) does not include a provision for income tax expense. Benedek Broadcasting's election to be taxed as an S Corporation will automatically terminate concurrently with the consummation of the Transactions (as defined).


EMERGING ACCOUNTING STANDARDS


     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, 'Accounting for Stock Based Compensation' in October 1995, which establishes financial accounting and reporting standards for stock based employee compensation plans, including stock purchase plans, stock options, restricted stock, and stock appreciation rights. Benedek Broadcasting has elected to continue accounting for stock based compensation under Accounting Principles Board Opinion No. 25. The disclosure requirements of SFAS No. 123 will be effective for Benedek Broadcasting's financial statements beginning in 1996. Management does not believe that the implementation of SFAS 123 will have a material effect on its consolidated financial statements.

                          PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     Benedek Broadcasting has recently entered into the transactions described below.

     As used in this Report on Form 10-Q, unless the context otherwise requires:

     BCC refers to Benedek Communications Corporation, a Delaware corporation which will become the sole stockholder of Benedek Broadcasting upon the consummation of the Transactions;

     Benedek Broadcasting refers to Benedek Broadcasting Corporation, a Delaware
corporation,  and  its   subsidiaries  (prior   to  the   consummation  of   the
Transactions, the LLC and, after the consummation of the Transactions, BLC);

     LLC refers to Benedek Broadcasting Company, L.L.C., a Delaware limited liability company, owned 99% by Benedek Broadcasting and 1% by A. Richard Benedek, formed in connection with the issuance of Benedek Broadcasting's outstanding 11 7/8% Senior Secured Notes due 2005 (the 'Senior Secured Notes') to hold all of the licenses and authorizations issued by the Federal Communications Commission (the 'FCC') for the operation of the Benedek Stations and which will be merged with BLC upon the consummation of the Transactions;

     BLC refers to Benedek License Corporation, a Delaware corporation which will be merged with the LLC upon the consummation of the Transactions as a result of which it will become a wholly-owned subsidiary of Benedek Broadcasting, and which will hold all of the licenses and authorizations issued by the FCC for the operation of all the Stations;

     Benedek Stations refers to the nine network-affiliated television stations currently owned by Benedek Broadcasting;

     Stauffer refers to Stauffer Communications, Inc.;

     Stauffer Stations refers to the five network-affiliated television stations (and four satellite stations) currently owned by Stauffer and to be acquired by Benedek Broadcasting;

     Brissette refers to Brissette Broadcasting Corporation and its wholly-owned subsidiaries;

     Brissette  Stations  refers  to  the  eight  network-affiliated  television
stations  currently  owned  by   Brissette  and  to   be  acquired  by   Benedek
Broadcasting;

     Acquired Stations refers collectively to the Stauffer Stations and the Brissette Stations; and

     Stations refers collectively to the Benedek Stations and the Acquired Stations.

     As further described under 'The Acquisitions,' Benedek Broadcasting has agreed, subject to certain conditions, to acquire substantially all of the television broadcast assets of Stauffer and all of the capital stock of Brissette (the 'Acquisitions'). Benedek Broadcasting, together with BCC, intends to implement a financing plan (the 'Financing Plan,' and together with the Acquisitions and certain other events, the 'Transactions') in order to finance the Acquisitions and to pay fees and expenses related thereto. The Financing Plan consists of the issuance of the Senior Subordinated Discount Notes, borrowings by Benedek Broadcasting under the Credit Agreement, the offer and sale by BCC of the Units and the issuance by BCC of its Seller Junior Discount Preferred Stock.

     Credit Agreement refers to the credit agreement between Benedek Broadcasting and a group of lenders pursuant to which Benedek Broadcasting will borrow $118.0 million in term loans (the 'Term Loan Facilities') and may borrow up to $15.0 million in revolving credit loans (the 'Revolving Credit Facility');

     Exchangeable Preferred Stock refers to the 15.0% Exchangeable Redeemable Senior Preferred Stock to be issued by BCC;

     Seller Junior Discount Preferred Stock refers to the preferred stock to be issued by BCC to General Electric Capital Corporation ('GECC'), one of the sellers of the Brissette Stations;

     Senior Secured Notes refers to the 11 7/8% Senior Secured Notes due 2005 issued by Benedek Broadcasting in March 1995;

     Senior Subordinated Discount Notes refers to the Senior Subordinated Discount Notes due 2006 to be issued by BCC;

     Units refers to the Units offered by BCC, each consisting of ten shares of Exchangeable Preferred Stock, ten Initial Warrants and 14.8 Contingent Warrants;

     Initial Warrants refers to 600,000 warrants, each to purchase one share of Class A Common Stock of BCC;

     Contingent Warrants refers to 888,000 warrants, each to purchase one share of Class A Common Stock of BCC;

     Warrants refers to the Initial Warrants and the Contingent Warrants;

     Warrant Shares refers to the shares of BCC's Class A Common Stock issuable upon exercise of the Warrants;

     Operating cash flow refers to operating income before financial income (expense) as derived from statements of operations plus depreciation and amortization, amortization of program broadcast rights and non-cash compensation less cash payments for program broadcast rights;

     Operating cash flow margin refers to operating cash flow divided by net revenues;

     Broadcast cash flow refers to operating income before financial income (expense) as derived from statements of operations plus depreciation and amortization, amortization of program broadcast rights, corporate expenses and non-cash compensation less cash payments for program broadcast rights; and

     Broadcast cash flow margin refers to broadcast cash flow divided by net revenues.

     Operating cash flow and broadcast cash flow data have been included herein because such data is used by certain investors to measure a company's ability to service debt. Operating cash flow and broadcast cash flow do not purport to represent cash provided by operating activities as reflected in the Consolidated Financial Statements of Benedek Broadcasting, the Financial Statements of Stauffer or the Consolidated Financial Statements of Brissette, are not measures of financial performance under generally accepted accounting principles ('GAAP') and should not be considered in isolation or as substitutes for measures of performance prepared in accordance with GAAP.

                                THE ACQUISITIONS

     THE STAUFFER ACQUISITION. In November 1995, Benedek Broadcasting entered into an asset purchase agreement, as amended (the 'Stauffer Agreement'), with Stauffer pursuant to which, subject to certain conditions, Benedek Broadcasting will acquire substantially all of the broadcast television assets (including working capital) of Stauffer consisting of five principal broadcast television stations and four satellite broadcast television stations for a purchase price of $54.5 million. Benedek Broadcasting will also assume certain liabilities and obligations of Stauffer incurred in the ordinary course of business, excluding, among other things, any indebtedness for borrowed money. Pursuant to the Stauffer Agreement, at closing Stauffer must have working capital of at least $1.6 million. To the extent the working capital of Stauffer exceeds $1.6 million (including therein accounts receivable of Stauffer only to the extent actually collected), Benedek Broadcasting is obligated to remit such excess to Stauffer over the 90-day period immediately after the closing.

     The principal stations to be acquired by Benedek Broadcasting are KCOY-TV, Santa Maria, California; WIBW-TV, Topeka, Kansas; KMIZ(TV), Columbia, Missouri; KGWC-TV, Casper, Wyoming; and KGWN-TV, Cheyenne, Wyoming. KGWC-TV operates two satellite stations, KGWL-TV, Lander, Wyoming, and KGWR-TV, Rock Springs, Wyoming, both of which rebroadcast the programming of KGWC-TV. KGWN-TV operates two satellite stations, KSTF-TV, Scottsbluff, Nebraska and KTVS-TV, Sterling, Colorado, both of which rebroadcast the programming of KGWN-TV. All of the Stauffer Stations are affiliated with CBS, except for KMIZ(TV), Columbia, Missouri, which is affiliated with ABC. Benedek Broadcasting has deposited the sum of $5.0 million with an escrow agent as a down payment. For the year ended December 31, 1995, the Stauffer Stations had net revenues of $17.3 million, broadcast cash flow of $4.0 million and broadcast cash flow margin of 23.1%.

     THE BRISSETTE ACQUISITION. In December 1995, Benedek Broadcasting entered into a stock purchase agreement, as amended (the 'Brissette Agreement'), with Mr. Paul Brissette, GECC and Brissette pursuant to which, subject to certain conditions, Benedek Broadcasting will acquire all of the capital stock of Brissette for $270.0 million in cash and preferred stock. All of the outstanding indebtedness of Brissette is required to have been paid in full by the sellers at the closing. Pursuant to the Brissette Agreement, at closing Brissette must have working capital of at least $8.8 million and any amount in excess thereof will be paid to the sellers after the closing. Brissette owns and operates eight network-affiliated television stations including WMTV(TV), the NBC affiliate serving Madison, Wisconsin; WWLP(TV), the NBC affiliate serving Springfield, Massachusetts; WILX-TV, the NBC affiliate serving Lansing, Michigan; WHOI(TV), the ABC affiliate serving Peoria, Illinois; WSAW-TV, the CBS affiliate serving Wausau, Wisconsin; WTRF-TV, the CBS affiliate serving Wheeling, West Virginia and Steubenville, Ohio; KAUZ-TV, the CBS affiliate serving Wichita Falls, Texas; and KOSA-TV, the CBS affiliate serving Odessa, Texas. For the year ended December 31, 1995, Brissette had net revenues of $51.3 million, broadcast cash flow of $23.9 million and broadcast cash flow margin of 46.5%.

     Of the $270.0 million to be paid for the capital stock of Brissette, $225.0 million is to be paid in cash and the balance is to be paid by the issuance to GECC of the Seller Junior Discount Preferred Stock. See 'The Financing Plan.'

                               THE FINANCING PLAN

     Benedek Broadcasting, together with its parent company BCC, intends to implement the Financing Plan in order to finance the Acquisitions and to pay fees and expenses related thereto. The Financing Plan consists of (i) the offer and sale by BCC of the Senior Subordinated Discount Notes, (ii) the offer and sale by BCC of the Units to generate gross proceeds of $60.0 million, (iii) Benedek Broadcasting borrowing $118.0 million pursuant to the Term Loan Facilities of the Credit Agreement and (iv) BCC issuing $45.0 million initial liquidation preference of Seller Junior Discount Preferred Stock to GECC.

     The sale of the Senior Subordinated Discount Notes, advances pursuant to the Credit Agreement and the sale of the Units are conditioned upon the consummation of each other and upon the consummation of the Acquisitions, the issuance of the Seller Junior Discount Preferred Stock and the availability of $15.0 million under the Revolving Credit Facility.

     BCC has entered into commitment letters with several accredited investors with respect to the Units pursuant to a Private Placement Memorandum dated May 6, 1996 as supplemented as of May 8, 1996.

     Benedek Broadcasting has entered into a commitment letter with Pearl Street L.P., an affiliate of Goldman, Sachs & Co., with respect to Term Loan Facilities of up to $120.0 million pursuant to the Credit Agreement. Pearl Street L.P. will act as Arranging Agent for the credit facility and Goldman, Sachs & Co. will be the Syndication Agent. Canadian Imperial Bank of Commerce will act as Administrative Agent and Collateral Agent for the ultimate lenders under the Credit Agreement and will provide the Revolving Credit Facility.

     The following table sets forth the sources and uses for the Financing Plan on a pro forma basis as of March 31, 1996:

                                                                                   (DOLLARS
                                                                                IN THOUSANDS)
SOURCES:
  Benedek Broadcasting
     Cash....................................................................      $  7,500
     Deposit(a)..............................................................         5,000
     Credit Agreement
          Revolving Credit Facility(b).......................................            --
          Term Loan Facilities...............................................       118,000
  BCC
     The Notes...............................................................       100,000
     The Units(c)............................................................        60,000
     Seller Junior Discount Preferred Stock..................................        45,000
                                                                                --------------
                                                                                   $335,500
                                                                                --------------
                                                                                --------------
USES:
     Stauffer Acquisition....................................................      $ 54,500
     Brissette Acquisition...................................................       270,000
     Fees and Expenses.......................................................        11,000
                                                                                --------------
                                                                                   $335,500
                                                                                --------------
                                                                                --------------

- - ------------

 (a) Pursuant to the Stauffer  Agreement, Benedek Broadcasting  has made a  $5.0
     million   down  payment  which   has  been  deposited   in  escrow  pending
     consummation of the Stauffer Acquisition.

 (b) At the closing, Benedek Broadcasting will have available to it $15.0 million under the Revolving Credit Facility.

 (c) Each Unit consists of ten shares of Exchangeable Preferred Stock, ten Initial Warrants and 14.8 Contingent Warrants, each Warrant to purchase one share of Class A Common Stock of BCC.

                         PRO FORMA FINANCIAL STATEMENTS

     The following unaudited pro forma financial statements (the 'Pro Forma Financial Statements') are based on the Consolidated Financial Statements of Benedek Broadcasting, the Financial Statements of Stauffer and the Consolidated Financial Statements of Brissette adjusted to give pro forma effect to the Acquisitions, the Financing Plan, and certain contractual arrangements which have been entered into since January 1, 1995 (collectively, for purposes of the Pro Forma Financial Statements, the 'Transactions').

     The unaudited Pro Forma Statements of Operations for the three months ended March 31, 1996 are derived from the unaudited consolidated statement of operations of Benedek Broadcasting for the three months ended March 31, 1996, the unaudited statement of operations of Stauffer for the three months ended March 31, 1996, and the unaudited statement of operations of Brissette for the 13-week period ended March 31, 1996, and assume that the Transactions were consummated as of January 1, 1996. The unaudited Pro Forma Balance Sheet is derived from the unaudited balance sheets of Benedek Broadcasting, Stauffer and Brissette as of March 31, 1996, and assumes that the Transactions were consummated on that date.

     The Pro Forma Financial Statements do not purport to represent what BCC's results of operations or financial condition would actually have been if the Transactions had occurred on the dates indicated or to project BCC's results or financial condition for or at any future period or date. The Pro Forma Financial Statements are presented for comparative purposes only. The pro forma adjustments, as described in the accompanying data, are based on available information and certain assumptions that management believes are reasonable. Additionally, certain reclassification entries have been made to the unaudited financial statements of Stauffer and Brissette for consistent presentation with Benedek Broadcasting.

     The unaudited pro forma information with respect to the Acquisitions is based on the historical financial statements of the business or assets acquired. The Acquisitions are and will be accounted for under the purchase method of accounting. The purchase price for the Acquisitions will be allocated to the tangible and identifiable intangible assets and liabilities of the acquired businesses based upon management's preliminary estimates of their fair value with the remainder, if any, allocated to goodwill. The allocation of purchase price for the Acquisitions is subject to revision when additional information concerning asset and liability valuations is obtained. In the opinion of management, the asset and liability valuations for the Acquisitions will not be materially different from the Pro Forma Financial Statements presented. The pro forma expenses directly attributable to the Transactions include interest expense and changes in depreciation and amortization expenses resulting from the allocation of the purchase cost.

                       PRO FORMA STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

                                                                                          ADJUSTMENTS          BCC
                                                  BENEDEK                                     FOR              PRO
                                               BROADCASTING      STAUFFER    BRISSETTE    TRANSACTIONS        FORMA
                                              ---------------    --------    ---------    ------------       --------
                                                                      (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:

    Net revenues...........................       $11,683         $3,965      $11,970       $     34(a)      $27,652
    Operating expenses:
      Station operating expenses...........         7,549          3,516        7,107           (520)(b)      17,652
      Depreciation and amortization........         1,360            575        1,513          3,616(c)        7,064
                                              ---------------    --------    ---------    ------------       --------
        Station operating income (loss)....         2,774           (126)       3,350         (3,062)          2,936
      Corporate expenses...................           496             --          762           (762)(d)         496
                                              ---------------    --------    ---------    ------------       --------
    Operating income (loss)................         2,278           (126)       2,588         (2,300)          2,440
                                              ---------------    --------    ---------    ------------       --------
    Financial expense, net:
      Interest expense, net:
        Cash interest, net.................        (3,920)            --       (4,893)         2,132(e)       (6,681 )
        Other interest.....................          (101)            --         (137)        (3,183)(e)      (3,421 )
                                              ---------------    --------    ---------    ------------       --------
          Total interest, net..............        (4,021)            --       (5,030)        (1,051)        (10,102 )
                                              ---------------    --------    ---------    ------------       --------
      Other, net...........................            --             --         (109)           109(f)           --
    Provision for income taxes.............            --             --         (103)           103(g)           --
                                              ---------------    --------    ---------    ------------       --------
    Net income (loss) from continuing
      operations...........................        (1,743)          (126)      (2,654)        (3,139)         (7,662 )
    Exchangeable Preferred Stock
      dividends............................            --             --           --         (2,250)(h)      (2,250 )
    Seller Junior Discount Preferred
      Stock dividends......................            --             --           --           (891)(i)        (891 )
                                              ---------------    --------    ---------    ------------       --------
    Net income (loss) from continuing
      operations available to common
      stockholders.........................       $(1,743)        $ (126)     $(2,654)      $ (6,280)        $(10,803)
                                              ---------------    --------    ---------    ------------       --------
                                              ---------------    --------    ---------    ------------       --------

CERTAIN FINANCIAL DATA:
    Broadcast cash flow....................       $ 4,209         $  584      $ 4,833       $    554         $10,180
    Broadcast cash flow margin.............          36.0%          14.7%        40.4%                          36.8 %

    Operating cash flow....................       $ 3,713         $  584      $ 4,071       $  1,316         $ 9,684
    Operating cash flow margin.............          31.8%          14.7%        34.0%                          35.0 %

    Amortization of program broadcast
      rights...............................       $   597         $  314      $   483                        $ 1,394
    Payments for program broadcast
      rights...............................           522            179          512                          1,213
    Capital expenditures...................           655             43          405                          1,103
    Cash payments for Federal income
      taxes................................            --             --           --                             --

(a) The adjustment reflects the annualized effect of reduced commission rates payable to national sales representative firms under new agreements negotiated by Benedek Broadcasting.

(b)   The adjustment reflects cost savings resulting from the following:

                                                                                     THREE MONTHS ENDED
                                                                                       MARCH 31, 1996
                                                                                   ----------------------
                                                                                   (DOLLARS IN THOUSANDS)
 (i) Elimination of redundant operating expenses, consisting of the elimination
     of certain positions at the Acquired Stations..............................           $  309
 (ii) Adjustments to certain employee benefits and compensation practices at the
      Acquired Stations.........................................................              116
(iii) Implementation of the Acquired Stations of operating strategies currently
      utilized at the Benedek Stations..........................................               95
                                                                                          -------
                                                                                           $  520
                                                                                          -------
                                                                                          -------

     The pro forma cost savings as allocated among departments are summarized in the table below:

                                                                  THREE MONTHS   THIRTEEN WEEKS
                                                                     ENDED           ENDED
                                                                   MARCH 31,       MARCH 31,
                                                                      1996            1996
                                                                  ------------   --------------
                                                                    STAUFFER       BRISSETTE      TOTAL
                                                                  ------------   --------------   -----
                                                                         (DOLLARS IN THOUSANDS)
Selling expenses.............................................         $ 24            $ 13        $  37
Programming and technical....................................          122             133          255
Advertising and promotions...................................           17              45           62
General and administrative...................................          130              36          166
                                                                     -----           -----        -----
    Total....................................................         $293            $227        $ 520
                                                                     -----           -----        -----
                                                                     -----           -----        -----

(c) The adjustment reflects primarily the additional depreciation and amortization expense resulting from the allocation of the purchase price for the Acquired Stations to the assets acquired, including an increase in property and equipment and intangible assets to their estimated fair market value and the recording of goodwill associated with each of the Acquisitions. See Note (c) to the Pro Forma Balance Sheet for allocation of excess of purchase price over net book value of assets acquired to property and equipment and intangible assets.

(d) The adjustment reflects the net annualized cost savings resulting from the acquisition of the Acquired Stations by BCC, including (i) the elimination of substantially all of the corporate expenses of Brissette and (ii) the addition of certain corporate management personnel by BCC and related costs.

(e) Interest expense has been adjusted to reflect the net effect of the change in outstanding debt and deferred financing costs described in Notes (a) and (d) to the Pro Forma Balance Sheet as if it had occurred on January 1, 1996 for the three months ended March 31, 1996. The following table details the calculation of the adjustment:

                                                                                 THREE MONTHS ENDED
                                                                                   MARCH 31, 1996
                                                                        ------------------------------------
                                                                         CASH      OTHER INTEREST     TOTAL
                                                                        -------    --------------    -------
                                                                               (DOLLARS IN THOUSANDS)
Notes at an assumed rate of 12.25%................................      $    --       $ (3,063)      $(3,063)
Term Loan Facilities at an assumed blended rate of 9.0%...........       (2,655)            --        (2,655)
Interest on existing Brissette Notes..............................        4,893             --         4,893
Reduction in interest income......................................         (106)            --          (106)
Increase in amortization of deferred financing costs..............           --           (257)         (257)
Reduction of amortization of deferred financings costs on
  Brissette debt..................................................           --            137           137
                                                                        -------        -------       -------
    Net adjustment................................................      $ 2,132       $ (3,183)      $(1,051)
                                                                        -------        -------       -------
                                                                        -------        -------       -------

     Actual interest rates under these agreements may be higher or lower than these rates. A change of 0.125% in the interest rate on borrowings under the Notes and Term Loan Facilities would change pro forma interest expense by approximately $68,000 for the three months ended March 31, 1996.

(f) The adjustment reflects the elimination of certain legal and investment advisory fees paid by Brissette in connection with the sale to Benedek Broadcasting.

(g) The adjustment reflects the elimination of income tax expense. BCC is not expected to have income tax expense on a pro forma basis.

(h) The adjustment reflects the dividends paid on the Exchangeable Preferred Stock at a rate of 15.0% per annum paid quarterly for an effective annual rate of 15.9%.

(i) The adjustment reflects the dividends paid on the Seller Junior Discount Preferred Stock at an assumed rate of 7.92% per annum paid quarterly for an effective annual rate of 8.16%.

                            PRO FORMA BALANCE SHEET
                              AS OF MARCH 31, 1996
                                  (UNAUDITED)

                                                                     HISTORICAL
                                                       ---------------------------------------    ADJUSTMENTS
                                                           BENEDEK                                    FOR              BCC
                                                        BROADCASTING     STAUFFER    BRISSETTE    TRANSACTIONS      PRO FORMA
                                                       ---------------   --------    ---------    -----------       ---------
                       ASSETS
Current assets:
    Cash and cash equivalents........................     $   7,381      $    347    $   1,534     $  (8,500)(a)    $    762
    Trade receivables................................         7,771         2,797        9,259            --          19,827
    Other receivables................................           120            --           --         2,252(b)        2,372
    Current portion of program broadcast rights......         1,205           874        1,443            --           3,522
    Prepaid expenses.................................           872           128          518            --           1,518
                                                       ---------------   --------    ---------    -----------       ---------
        Total current assets.........................        17,349         4,146       12,754        (6,248)         28,001
                                                       ---------------   --------    ---------    -----------       ---------
Property and equipment...............................        19,798        10,446       12,012        49,705(c)       91,961
                                                       ---------------   --------    ---------    -----------       ---------
Intangible assets....................................        59,952         7,087       76,349       159,498(c)      302,886
                                                       ---------------   --------    ---------    -----------       ---------
Other assets:
    Program broadcast rights, less current portion...           541           851        1,482            --           2,874
    Deposit on Stauffer Acquisition..................         4,000            --           --        (4,000)(a)          --
    Deferred financing costs.........................         5,624            --           --         8,066(d)       13,690
    Other............................................           669            12           --            --             681
                                                       ---------------   --------    ---------    -----------       ---------
        Total other assets...........................        10,834           863        1,482         4,066          17,245
                                                       ---------------   --------    ---------    -----------       ---------
        Total........................................     $ 107,933      $ 22,542    $ 102,597     $ 207,021        $440,093
                                                       ---------------   --------    ---------    -----------       ---------
                                                       ---------------   --------    ---------    -----------       ---------

   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
    Current maturities of notes payable and leases
      payable........................................     $     304      $     --    $ 197,348     $(197,348)(e)    $  6,304
                                                                                                       6,000(a)
    Current maturities of program broadcast rights
      payable........................................         1,754           684        1,631            --           4,069
    Accounts payable and accrued expenses............         3,644           760        4,906            --           9,310
    Deferred revenue.................................           500            --          136            --             636
                                                       ---------------   --------    ---------    -----------       ---------
        Total current liabilities....................         6,202         1,444      204,021      (191,348)         20,319
                                                       ---------------   --------    ---------    -----------       ---------
Long-term obligations:
    Notes and capital leases payable.................       135,377            --           --       112,000(a)      347,377
                                                                                                     100,000(a)
    Program broadcast rights payable.................           479           805        1,005            --           2,289
    Deferred revenue.................................         4,180            --          530            --           4,710
    Other noncurrent liabilities.....................            --            --        1,637                         1,637
                                                       ---------------   --------    ---------    -----------       ---------
        Total long-term liabilities..................       140,036           805        3,172       212,000         356,013
                                                       ---------------   --------    ---------    -----------       ---------
Redeemable preferred stock:
  Exchangeable Preferred Stock.......................            --            --           --        51,000(a)       51,000
  Seller Junior Discount Preferred Stock.............            --            --           --        45,000(a)       45,000
                                                       ---------------   --------    ---------    -----------       ---------
        Total redeemable preferred stock.............            --            --           --        96,000          96,000
                                                       ---------------   --------    ---------    -----------       ---------
Stockholder's equity (deficit):
    Brissette preferred stock........................            --            --       66,500       (66,500)(e)          --
    Common stock.....................................         1,047            --           --            --           1,047
    Additional paid-in capital.......................         2,758            --       35,837       (35,837)(e)     (31,805 )
                                                                                                       9,000(a)
                                                                                                     (40,629)(a)
                                                                                                      (2,934)(d)

    Accumulated (deficit)............................       (40,629)       20,293     (206,933)       40,629(f)           --
                                                                                                     186,640(e)
                                                       ---------------   --------    ---------    -----------       ---------
                                                            (36,824)       20,293     (104,596)       90,369         (30,758 )
    Less treasury stock..............................         1,481            --           --            --           1,481
                                                       ---------------   --------    ---------    -----------       ---------
        Total stockholder's equity (deficit).........       (38,305)       20,293     (104,596)       90,369         (32,239 )
                                                       ---------------   --------    ---------    -----------       ---------
        Total........................................     $ 107,933      $ 22,542    $ 102,597     $ 207,021        $440,093
                                                       ---------------   --------    ---------    -----------       ---------
                                                       ---------------   --------    ---------    -----------       ---------

(a) Reflects the Financing Plan and costs in connection therewith as follows (in thousands):

Cash...............................................................   $  7,500
Deposit(1).........................................................      5,000
Term Loan Facilities...............................................    118,000
Notes..............................................................    100,000
Exchangeable Preferred Stock.......................................     51,000
Initial Warrants(2)................................................      9,000
Seller Junior Discount Preferred Stock(3)..........................     45,000
                                                                      --------
    Total..........................................................   $335,500
                                                                      --------
                                                                      --------

    (1) Pursuant to the Stauffer Agreement, Benedek Broadcasting has made an aggregate down payment of $5.0 million. At March 31, 1996, the amount of the down payment was $4.0 million. The additional $1.0 million was paid in April 1996.

    (2) The Initial Warrants are for the purchase of 7.5% of the fully-diluted Common Stock of BCC (with an assumed initial allocated value of $9.0 million).

    (3) The Seller Junior Discount Preferred Stock represents securities of BCC issued to GECC in connection with the acquisition of the Brissette Stations.

(b) The adjustment reflects the net pro forma increase in working capital to be acquired from Stauffer and Brissette, as if such transactions had occurred at March 31, 1996. The purchase agreements require certain working capital amounts for Stauffer and Brissette at the date of closing. See Note (c)(2) below.

(c) The Acquisitions will each be accounted for as a purchase, applying the provisions of Accounting Principles Board Opinion 16. The purchase price will be allocated to acquired assets and liabilities based on their relative fair values as of the closing date, determined using valuations and other studies which are not yet complete. The purchase price and preliminary allocation of such cost for each Acquisition is as follows, assuming the Acquisitions occurred on March 31, 1996 (in thousands):

                                                                    STAUFFER    BRISSETTE     TOTAL
                                                                    --------    ---------    --------
Purchase price...................................................   $54,500     $ 270,000    $324,500
                                                                    --------    ---------    --------
Book value (deficit) per historical financial statements.........    20,293      (104,596)    (84,303)
Add (deduct) --
    Indebtedness not assumed(1)..................................        --       197,348     197,348
    Adjustment to working capital(2).............................      (935 )       3,187       2,252
                                                                    --------    ---------    --------
        Adjusted book value......................................    19,358        95,939     115,297
                                                                    --------    ---------    --------
Excess of purchase price over net book value of assets
  acquired.......................................................   $35,142     $ 174,061    $209,203
                                                                    --------    ---------    --------
                                                                    --------    ---------    --------
Allocated to:
    Property and equipment(3)....................................   $11,283     $  38,422    $ 49,705
    Intangible assets(4).........................................    23,859       135,639     159,498
                                                                    --------    ---------    --------
Total allocated..................................................   $35,142     $ 174,061    $209,203
                                                                    --------    ---------    --------
                                                                    --------    ---------    --------

    (1) The Brissette Agreement specifies that long-term debt owed by Brissette will be discharged by the sellers at closing.

    (2) Working capital has been adjusted to reflect that the purchase agreements specify the level of working capital, exclusive of program broadcast rights and assets and payables, that will exist on the closing date (Stauffer $1.6 million; Brissette $8.8 million plus a pro rata portion of the signing bonus received from the national sales representative firm which portion at March 31, 1996 would have equaled $657,000).

    (3) The recorded value of acquired property and equipment will total $21.7 million and $50.4 million for the assets of the Stauffer Stations and Brissette Stations, respectively.

    (4) The recorded value of acquired intangibles will total $30.9 million and $220.9 million for the assets of the Stauffer Stations and Brissette Stations, respectively.

(d) The adjustment reflects the estimated transaction costs in connection with the Financing Plan, of which $8.066 million has been allocated to deferred financing costs and $2.934 million has been charged to capital as the allocable cost associated with the sale of the Senior Subordinated Discount Notes.

(e) The adjustment reflects the elimination of (i) the long-term debt owed by Brissette and not assumed in the acquisition and (ii) the historical stockholder's equity of Stauffer and Brissette, as the Acquisitions will be accounted for using the purchase method of accounting.

(f) The adjustment reflects the reclassification of the accumulated deficit to paid-in capital, which will occur upon the consummation of the Transactions, at which time Benedek Broadcasting's election to be treated as an S Corporation for tax purposes will automatically terminate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.



EXHIBIT NO.                                            DESCRIPTION OF EXHIBITS
- - -----------   ---------------------------------------------------------------------------------------------------------
    3.1       -- Certificate of Incorporation of Benedek Broadcasting, as amended, incorporated by reference to Exhibit
                3.1 to Benedek Broadcasting's Registration Statement on Form S-1, File No. 33-91412, filed on April 20,
                1995 (the 'S-1 Registration Statement').
    3.2       --  By-Laws of  Benedek Broadcasting, as  amended, incorporated  by reference to  Exhibit 3.2  to the S-1
                Registration Statement.
    4.1       -- Indenture dated as of March 1, 1995 between Benedek Broadcasting, Benedek Broadcasting Company, L.L.C.
                and The Bank  of New  York, relating to  the 11  7/8% Senior Secured  Notes due  2005, incorporated  by reference to Exhibit 4.1 to the S-1 Registration Statement.
    4.2       --  Form of Note (included in an Exhibit 4.1 hereof)  incorporated by reference to Exhibit 4.2 to the S-1
                Registration Statement.
  *10.1       -- First Amendment dated April 11, 1996 among Benedek Broadcasting, General Electric Capital Corporation,
                Paul Brissette and  Brissette Broadcasting  Corporation, amending  the Stock  Purchase Agreement  dated
                December 15, 1995.
  *10.2       --  Second  Amendment  dated  April  24,  1996  among  Benedek  Broadcasting,  General  Electric  Capital
                Corporation, Paul  Brissette  and  Brissette  Broadcasting Corporation,  amending  the  Stock  Purchase
                Agreement dated December 15, 1995, as amended April 11, 1996.
    *27       -- Financial Data Schedule pursuant to Article 5 of Regulation S-X.

- - ------------

*  Filed herewith

     (b) Reports on Form 8-K.

     Benedek Broadcasting filed a Report on Form 8-K on April 12, 1996 that included information under Item 5 (Other Events). The Report was filed for the purpose of disclosing certain information pertaining to the acquisition of substantially all of the television broadcast assets of Stauffer and all of the capital stock of Brissette. Audited financial statements for Stauffer and Brissette at December 31, 1995 and the three years then ended were included, as well as pro forma consolidated financial data of BCC for the fiscal year ended December 31, 1995 giving effect to the foregoing acquisitions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BENEDEK BROADCASTING CORPORATION
                                          (Registrant)

                                          By:       /s/ RONALD L. LINDWALL
                                                   ........................
                                                     RONALD L. LINDWALL
                                              SENIOR VICE PRESIDENT AND CHIEF
                                                      FINANCIAL OFFICER
                                             (AUTHORIZED OFFICER AND PRINCIPAL
                                                     ACCOUNTING OFFICER)


                                                     Date: May 15, 1996

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BENEDEK BROADCASTING CORPORATION, L.L.C.
                                        (Subsidiary Guarantor Registrant)



                                          By:BENEDEK BROADCASTING CORPORATION,
                                            Member



                                          By:       /s/ RONALD L. LINDWALL
                                                   ........................

                                                     RONALD L. LINDWALL
                                              SENIOR VICE PRESIDENT AND CHIEF
                                                      FINANCIAL OFFICER
                                             (AUTHORIZED OFFICER AND PRINCIPAL
                                                     ACCOUNTING OFFICER)



                                                     Date: May 15, 1996

                                 EXHIBIT INDEX

EXHIBIT NO.                                        DESCRIPTION OF EXHIBITS                                        PAGE
- - -----------   -------------------------------------------------------------------------------------------------   ----
    3.1       -- Certificate of Incorporation of Benedek Broadcasting, as amended, incorporated by reference to
                Exhibit 3.1 to Benedek  Broadcasting's Registration Statement on  Form S-1, File No.  33-91412,
                filed on April 20, 1995 (the 'S-1 Registration Statement').....................................
    3.2       --  By-Laws of Benedek Broadcasting, as amended, incorporated  by reference to Exhibit 3.2 to the
                S-1 Registration Statement.....................................................................
    4.1       -- Indenture  dated  as of  March  1, 1995  between  Benedek Broadcasting,  Benedek  Broadcasting
                Company,  L.L.C. and The  Bank of New  York, relating to  the 11 7/8%  Senior Secured Notes due
                2005, incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement...............
    4.2       -- Form of Note (included in an Exhibit  4.1 hereof) incorporated by reference to Exhibit 4.2  to the S-1 Registration Statement.................................................................
  *10.1       --  First Amendment  dated April  11, 1996 among  Benedek Broadcasting,  General Electric Capital
                Corporation, Paul Brissette and Brissette Broadcasting Corporation, amending the Stock Purchase
                Agreement dated December 15, 1995..............................................................
  *10.2       -- Second Amendment  dated April 24,  1996 among Benedek  Broadcasting, General Electric  Capital
                Corporation, Paul Brissette and Brissette Broadcasting Corporation, amending the Stock Purchase
                Agreement dated December 15, 1995, as amended April 11, 1996...................................
    *27       -- Financial Data Schedule pursuant to Article 5 of Regulation S-X...............................

- - ------------

*  Filed herewith