Form 10-Q
period 1996-06-30
BENEDEK BROADCASTING CORP; BENEDEK LICENSE CORP
filed 1996-08-20
CIK 923027, 1019271

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10 - Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTER ENDED JUNE 30, 1996

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM       TO
                   COMMISSION FILE NUMBER 33-91412
                           ---------------------------

                        BENEDEK BROADCASTING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                           ---------------------------

                  DELAWARE                                     13-2982954
        (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)


                         SUBSIDIARY GUARANTOR REGISTRANT


                                                                          I.R.S.
EXACT NAME OF SUBSIDIARY GUARANTOR                                       EMPLOYER
    AS SPECIFIED IN ITS                     STATE OF                  IDENTIFICATION
 CERTIFICATE OF FORMATION                  FORMATION                       NUMBER
 ------------------------                  ---------                       ------
     BENEDEK LICENSE CORPORATION            DELAWARE                     36-4081877

                             ----------------------

        STEWART SQUARE, SUITE 210
308 WEST STATE STREET, ROCKFORD, ILLINOIS                               61101
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE:              (815) 987-5350

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X                   No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 148.85 shares of common stock, without par value, were outstanding at August 19, 1996.

                        BENEDEK BROADCASTING CORPORATION
                           FORM 10-Q TABLE OF CONTENTS

  ITEM
NUMBER
                              PART I- FINANCIAL STATEMENTS
Item 1.    FINANCIAL STATEMENTS
           Introductory Comments .......................................................  3
           Benedek Broadcasting Corporation and Subsidiary
            Consolidated Balance Sheets as of  December 31, 1995 and June 30, 1996......  4
            Consolidated Statements of Operations for the Three Months and Six Months
            Ended June 30, 1995 and 1996 ...............................................  5
            Consolidated Statements of Stockholder's Equity for the Six Months Ended
               June 30, 1996 ...........................................................  6
            Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1995
               and 1996 ................................................................  7
            Notes to financial statements ..............................................  9

           Benedek License Corporation
            Balance Sheet as of December 31, 1995 and June 30, 1996 .................... 13
            Statements of Operations for the Period February 28, 1995 Through
               June 30, 1995, Three Months Ended June 30, 1995 and the Three
               and Six Months Ended June 30, 1996 ...................................... 14
            Statement of Stockholder's Equity for the Period February 28, 1995
               Through June 30, 1995, and the Six Months Ended June 30, 1996 ........... 15
            Statements of Cash Flows for the Period February 28, 1995 Through
              June 30, 1995 and the Six Months Ended June 30, 1996 ..................... 16
            Notes to financial statements .............................................. 17
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............................................ 18

                           PART II-OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON Form 8-K .............................................. 25
SIGNATURES.............................................................................. 27






     BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

               PART I-FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTORY COMMENTS:

     The  Financial  Statements  included  herein have been  prepared by Benedek
     Broadcasting Corporation ("Benedek Broadcasting") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Financial Statements be read in conjunction with the financial information set forth in Benedek Broadcasting's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.







                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS




                                                            DECEMBER 31,     JUNE 30,
                          ASSETS                                1995           1996
                                                                ----           ----
                                                                            (UNAUDITED)
Current Assets
   Cash and cash equivalents ............................   $   9,668,331    $   5,690,376
   Accounts receivable, net .............................      12,529,696       20,812,960
   Due from  sellers ....................................            --          1,799,144
   Current portion of program broadcast rights ..........       1,575,324        2,605,440
   Prepaid expenses .....................................         576,697        1,378,292
                                                            -------------    -------------
           TOTAL CURRENT ASSETS .........................      24,350,048       32,286,212
                                                            -------------    -------------

Property and Equipment ..................................      20,035,715       91,197,864
                                                            -------------    -------------
Intangible Assets .......................................      60,420,617      360,072,212
                                                            -------------    -------------

Other Assets:
   Program broadcast rights, less current portion .......         687,321        2,521,725
   Deferred loan costs ..................................       5,625,261        9,823,656
   Other ................................................       3,334,359          760,537
                                                            -------------    -------------
                                                                9,646,941       13,105,918
                                                            -------------    -------------
                                                            $ 114,453,321    $ 496,662,206
                                                            -------------    -------------
                                                            -------------    -------------

    LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
   Current maturities of notes and leases payable .......   $     318,077    $   6,295,564
   Current maturities of program broadcast rights payable       2,042,643        3,282,547
    Deferred revenue ....................................         500,000          694,668
   Accounts payable and accrued expenses ................       7,824,297       13,904,095
                                                            -------------    -------------
           TOTAL CURRENT LIABILITIES ....................      10,685,017       24,176,874
                                                            -------------    -------------

Long-Term Liabilities:
   Notes and capital leases payable .....................     135,448,947      257,347,823
   Program broadcast rights payable .....................         632,443        1,866,060
   Deferred revenue .....................................       4,250,000        4,515,933
   Deferred  income taxes ...............................            --         58,872,778
                                                            -------------    -------------
                                                              140,331,390      322,602,594
                                                            -------------    -------------
Stockholder's  Equity (Deficit):
   Common stock, no par, authorized 200 shares;
     issued 179.09 shares ...............................       1,046,500        1,046,500
   Additional paid-in capital ...........................       2,758,178      150,391,778
   Accumulated (deficit) ................................     (38,886,615)         (74,391)
                                                            -------------    -------------
                                                              (35,081,937)     151,363,887
   Less 30.24 shares held in treasury ...................       1,481,149        1,481,149
                                                            -------------    -------------
                                                              (36,563,086)     149,882,738
                                                            -------------    -------------
                                                            $ 114,453,321    $ 496,662,206
                                                            -------------    -------------
                                                            -------------    -------------

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                   (UNAUDITED)

                                   THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                  -----------------------------    ----------------------------
                                       1995           1996            1995              1996
                                       ----           -----           ----              ----
Net revenues ...................   $ 13,909,076    $ 18,432,157    $ 24,058,657    $ 30,115,028
                                   ------------    ------------    ------------    ------------

Operating expenses:
   Selling, technical and
     program expenses ..........      5,631,023       8,003,457      10,044,707      13,541,029
   General and administrative ..      1,898,257       2,683,156       3,791,915       4,693,851
   Depreciation and amortization      1,268,398       2,708,863       2,124,505       4,069,293
   Corporate ...................        354,503         591,542         697,759       1,087,434
                                   ------------    ------------    ------------    ------------
                                      9,152,181      13,987,018      16,658,886      23,391,607
                                   ------------    ------------    ------------    ------------

           OPERATING INCOME ....      4,756,895       4,445,139       7,399,771       6,723,421
                                   ------------    ------------    ------------    ------------

FINANCIAL INCOME (EXPENSE):
    Interest expense:
    Cash interest ..............     (4,121,671)     (4,853,727)     (7,099,895)     (8,879,980)
    Other interest .............       (151,881)       (216,071)       (337,006)       (316,528)
                                   ------------    ------------    ------------    ------------
                                     (4,273,552)     (5,069,798)     (7,436,901)     (9,196,508)
    Interest income ............         72,786         106,579         209,692         212,434
                                   ------------    ------------    ------------    ------------
                                     (4,200,766)     (4,963,219)     (7,227,209)     (8,984,074)
                                   ------------    ------------    ------------    ------------

           NET INCOME (LOSS)
              BEFORE INCOME
              TAXES AND EXTRA-
              ORDINARY ITEM ....        556,129        (518,080)        172,562      (2,260,653)

                                   ------------    ------------    ------------    ------------

Income taxes: ..................           --              --              --              --
                                   ------------    ------------    ------------    ------------

           NET INCOME (LOSS)
             BEFORE EXTRA-
             ORDINARY ITEM .....        556,129        (518,080)        172,562      (2,260,653)

Extraordinary item:
Gain on early extinguishment
   of debt .....................           --              --         6,863,762            --
                                   ------------    ------------    ------------    ------------
           NET INCOME (LOSS) ...   $    556,129    $   (518,080)   $  7,036,324    $ (2,260,653)
                                   ------------    ------------    ------------    ------------
                                   ------------    ------------    ------------    ------------

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                         SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

                                                     ADDITIONAL
                                     COMMON           PAID-IN       ACCUMULATED        TREASURY
                                     STOCK             CAPITAL       (DEFICIT)          STOCK         TOTAL
                                     -----             -------       ---------          -----         -----
Balance at December 31, 1995 ..   $   1,046,500    $   2,758,178   $ (38,886,615)   $  (1,481,149)   $ (36,563,086)

Contribution of Additional
   Paid-In Capital by parent in
   connection with acquisition             --        188,706,477            --               --        188,706,477

Reclassification of accumulated
   deficit due to change
   income tax status ..........            --               --       (41,072,877)      41,072,877             --

Net (loss) ....................            --               --        (2,260,653)            --         (2,260,653)
                                  -------------    -------------   -------------    -------------    -------------

BALANCE AT JUNE 30, 1996 ......   $   1,046,500    $ 150,391,778   $     (74,391)   $  (1,481,149)   $ 149,882,738
                                  -------------    -------------   -------------    -------------    -------------
                                  -------------    -------------   -------------    -------------    -------------

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                   (UNAUDITED)



                                                                   1995            1996
                                                                   -----           ----
Cash Flows From Operating Activities
   Net income (loss) ........................................   $   7,036,324    $  (2,260,653)
   Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
       Amortization of program broadcast rights .............       1,081,647        1,302,515
       Depreciation and amortization ........................       1,345,668        2,701,736
       (Gain) on early extinguishment of debt ...............      (6,863,762)            --
       Amortization of intangibles and deferred loan costs ..       1,101,504        1,691,514
       (Gain) on sale of property and equipment .............         (17,357)          (7,428)
       Payment of deferred and contingent interest ..........      (4,405,746)            --
       Payment of prepayment premiums .......................      (2,748,896)            --
       Other ................................................          31,691             --
   Change in assets and liabilities, net of effects of
   station acquisitions:
       Recievables ..........................................      (1,574,109)       2,631,367
       Due from  sellers ....................................            --            863,371
       Prepaid expenses .....................................        (204,103)        (233,827)
       Payments on program broadcast rights payable .........      (1,037,876)      (1,185,741)
       Accounts payable and accrued expenses ................       4,861,661        2,316,000
       Deferred income ......................................            --           (261,810)
       Contingent and deferred interest payable .............         567,533             --
                                                                -------------    -------------
         NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (825,821)       7,557,044
                                                                -------------    -------------

Cash Flows From Investing Activities
   Purchase of property and equipment .......................        (556,992)      (1,250,886)
   Proceeds from sale of equipment ..........................          25,502           10,300
   Payment for acquisitions of stations, net of cash ........     (26,683,772)    (321,542,152)
   Reimbursement for equipment purchases ....................            --             79,198
   Purchase of securities ...................................            --           (651,535)
   Payment of  acquisition costs ............................            --           (316,528)
   Other ....................................................           2,587           (1,724)
                                                                -------------    -------------
         NET CASH (USED IN) INVESTING ACTIVITIES ............     (27,212,675)    (323,673,327)
                                                                -------------    -------------

Cash Flows From Financing Activities
   Principal payments on notes, including capital lease
   payables .................................................     (96,170,752)         (53,226)
   Proceeds from long term debt .............................     135,000,000      128,000,000
    Contribution of paid-in capital by parent ...............            --        188,706,477
    Payment of debt acquisition costs .......................      (5,586,680)      (4,514,923)
                                                                -------------    -------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES ..........      33,242,568      312,138,328
                                                                -------------    -------------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       5,204,072       (3,977,955)

Cash and cash equivalents:
   Beginning ................................................       4,617,242        9,668,331
                                                                -------------    -------------
   Ending ...................................................   $   9,821,314    $   5,690,376
                                                                -------------    -------------
                                                                -------------    -------------

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                   (UNAUDITED)

                                                                  1995            1996
                                                                  -----           ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for interest .........................   $   5,995,139    $   8,049,422
                                                             -------------     ------------
                                                             -------------     ------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES
      Acquisition of program broadcast rights ............   $     712,095    $     368,751
      Note payable and capital lease obligation
        incurred for purchase of equipment ...............         197,288           44,100
      Equipment acquired by barter transactions ..........         162,685           38,719
                                                             -------------     ------------
                                                             -------------     ------------

Acquisitions of stations:
      Cash purchase price.................................   $  26,683,772    $ 321,542,152
                                                             -------------     ------------
                                                             -------------     ------------

      Net working capital acquired, net of cash $535,810 .   $        --      $  10,061,537
      Property and equipment acquired at fair market value       6,500,000       72,533,059
      Intangible assets acquired .........................      22,313,385      301,026,581
      Deferred income taxes assumed ......................            --        (58,872,778)
      Other, net .........................................        (129,613)          19,112
                                                             -------------     ------------
                                                                28,683,772      324,767,511
      Less:  Application of deposit ......................      (2,000,000)      (3,225,359)
                                                             -------------     ------------
                                                             $  26,683,772     $321,542,152
                                                             -------------     ------------
                                                             -------------     ------------

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE A) - NATURE OF BUSINESS AND BASIS OF PRESENTATION

     NATURE OF BUSINESS: Benedek Broadcasting Corporation ("Benedek Broadcasting"), is a wholly owned subsidiary of Benedek Communications Corporation ("BCC"), and operates twenty-two television stations located throughout the United States which operate under network affiliation contracts. The networks provide programs to the affiliated stations and the stations sell commercial time during the programs to national, regional, and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis.

     BASIS OF PRESENTATION: The unaudited consolidated financial statements include the accounts of Benedek Broadcasting and Benedek License Corporation ("BLC"), a wholly owned subsidiary. All significant intercompany items and transactions have been eliminated in the unaudited consolidated financial statements. The financial statements include all adjustments, consisting of normal and recurring adjustments, which are considered necessary in the opinion of management for the fair presentation of the financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1995 and 1996. These financial statements do not include all the information and footnotes required by generally accepted accounting principles.

     Operating results for the three and six month periods ended June 30, 1995 and 1996 and for the fiscal year ended 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

(NOTE B) - ACQUISITIONS, RELATED PARTY AND BUSINESS COMBINATIONS

     On April 10, 1996, the sole stockholder of Benedek Broadcasting formed BCC as a holding company. At the closing of the acquisitions described below, the stockholder contributed all of the outstanding shares of common stock of Benedek Broadcasting to BCC in exchange for the issuance to him of all of the outstanding shares of common stock of BCC.

     On June 6, 1996, two acquisition agreements entered into during 1995, were consummated. The first agreement called for the acquisition of the assets of the television broadcasting division of Stauffer Communications, Inc., which owned five television stations (the "Stauffer Stations") for a total purchase price of $54,500,000. The second agreement was to acquire all the issued and outstanding shares of capital stock of Brissette Broadcasting Corporation ("Brissette") which owned and operated eight television stations for a purchase price of $270,000,000. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of operations for the acquired stations are included in the consolidated financial statements since the date of acquisition. Also, the purchase price has been allocated to acquired assets and liabilities based on their relative fair values as of the closing date.

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

     The pro forma results of operations for the three months ended June 30, 1995 and 1996 and the six months ended June 30, 1995 and 1996 assuming the acquisitions had taken place on January 1, 1995 are as follows:


                             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                            ----------------------------   -------------------------
                               1995            1996            1995           1996
                               ----            ----            ----           ----
Net revenue ...........    $32,261,688     $32,275,757     $59,753,871     $59,894,169
Operating expenses ....     24,665,748      26,258,925      49,087,596      51,630,526
Financial expenses ....      7,542,482       7,832,957      15,912,181      16,058,439
                           -----------     -----------     -----------     -----------

   Income (loss) before
   extraordinary item .         53,458      (1,816,125)     (5,245,906)     (7,794,796)

Extraordinary item ....           --              --         6,863,762            --
                           -----------     -----------     -----------     -----------

   Net income (loss) ..    $    53,458   $ (1,816,125)   $   1,617,856   $ (7,794,796)
                           -----------     -----------     -----------     -----------
                           -----------     -----------     -----------     -----------


Broadcast cash flow ...     14,864,911    $ 13,180,847    $ 24,994,055     $22,809,568
                           -----------     -----------     -----------     -----------
                           -----------     -----------     -----------     -----------

     The financing transactions for the acquisitions consisted of (i) BCC issuing (a) senior subordinated discount notes, (b) units, consisting of exchangeable preferred stock, which is exchangeable for exchange debentures, and warrants to acquire common stock of BCC, and (c) seller junior discount preferred stock and (ii) Benedek Broadcasting entering into a new credit agreement, which consists of $128,000,000 term loan facilities and a $15,000,000 revolving credit facility. These financing transactions were consummated concurrently with the acquisitions.

     Since BCC derives all of its operating income and cash flow from Benedek Broadcasting, BCC's ability to pay its obligations including (i) interest on and principal of the notes (ii) redemption of and cash dividends on the exchangeable preferred stock and (iii) redemption of and cash dividends on the seller junior discount preferred stock will be dependent primarily upon receiving dividends and other payments on advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to BCC or to make funds available to BCC for debt service or any other obligation.

     On April 18, 1996, Benedek Broadcasting formed BLC for the purpose of holding the licenses and authorizations issued by the FCC, in connection with the operations of the Stations. Concurrent with the acquisitions described above, Benedek Broadcasting Company, L.L.C., which had been formed in 1995 for the same purposes and was holding the licenses of Benedek Broadcasting stations, was merged into BLC with the result that all licenses of the acquired stations were transferred to BLC. This was accounted for in a manner similar to that in pooling-of-interests accounting.

(NOTE C) - LONG-TERM DEBT

     As part of the financing transactions described in (Note B), on June 6, 1996 Benedek Broadcasting entered into a new credit agreement which includes two Term Loan Facilities consisting of (i) a Series A Facility of $70,000,000 at a fluctuating rate per annum (currently 8.5%) and (ii) a Series B Facility of $58,000,000 at a fluctuating rate per annum (currently 9.0%). The Term Loan Facilities provide for quarterly principal payments until final maturity (except in the first year during which payments will be on a semiannual basis). The Series A Facility and the Series B Facility will mature five years and six and one-half years, respectively, after the closing. Benedek Broadcasting will be required to make scheduled aggregate amortization payments on the Series A and Series B Facilities, as follows: during the first year after closing, $6.0 million; during the second year after closing, $11.0 million; during the third year after closing, $14.5 million; during the fourth year after closing, $16.0 million; during the fifth year after closing, $27.5 million;

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

during the sixth year after closing, $15.0 million; and during the first half of the seventh year after closing, $38.0 million.

     The payments agreement also includes a Revolving Credit Facility of $15,000,000, which would bear interest at a base rate plus a spread. There were no borrowings on the revolver as of June 30, 1996.

     The Term Loan Facilities and the Revolving Credit Facility are guaranteed by BCC and secured by certain of the BCC's and Benedek Broadcasting's present and future property and assets. The Term Loan Facilities are also guaranteed by BLC and secured by all of the stock of BLC. The facility contains various restrictive covenants relating to, among, others, limitations on dividends, transactions with affiliates, further issuance of debt and sales of assets and required compliance with certain financial ratios and covenants. Benedek Broadcasting was in compliance with these covenants at June 30, 1996.

     During 1995, Benedek Broadcasting issued $135,000,000 of 11 7/8% Senior Secured Notes due 2005 (the "Senior Secured Notes"). The net proceeds of the Senior Secured Notes were used, together with available cash, to (i) refinance certain indebtedness, (ii) finance the acquisition of WTVY-TV (the "Dothan Station") and (iii) pay fees and expenses in connection with the offering. The Senior Secured Notes have been registered with the Securities and Exchange Commission in a registration statement declared effective in November 1995.

     The Senior Secured Notes bear interest at the rate of 11 7/8%, payable semiannually on March 1 and September 1 of each year and mature in March 2005. The Senior Secured Notes may be redeemed by Benedek Broadcasting in whole or in part after March 1, 2000 subject to certain prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and sales of assets, among others. Benedek Broadcasting was in compliance with these covenants at June 30, 1996.

     The Senior Secured Notes are collateralized by Benedek Broadcasting's 100% interest in BLC, certain agreements and contract rights related to the stations which include network affiliation agreements and certain general intangibles.

        Notes payable consist of the following:

                                                                      JUNE 30,
                                                                        1996
Senior Secured  Notes .................................             $135,000,000
Term loan Series A ....................................               70,000,000
Term loan Series B ....................................               58,000,000
Capital leases and other ..............................                  643,387
                                                                    ------------
                                                                    ------------
                                                                     263,643,387
Less current maturities ...............................                6,295,564
                                                                    ------------
                                                                    ------------
                                                                    $257,347,823
                                                                    ------------
                                                                    ------------

(NOTE D) - INCOME TAX MATTERS AND CHANGE IN TAX STATUS

     Prior to the consummation of the acquisitions and the related financing, Benedek Broadcasting, with the consent of its stockholder, elected to be taxed under sections of federal and state income tax law as an "S Corporation", which provided that, in lieu of corporation income taxes, the stockholder separately account for Benedek Broadcasting's income, deductions, losses and credits. Benedek Broadcasting's election to be taxed as an "S" Corporation automatically terminated concurrently with the consummation of the Stauffer and Brissette acquisitions. Benedek Broadcasting will

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

now be subject to federal and state income taxes. As a result, Benedek Broadcasting recorded a net deferred tax asset of approximately $3,550,000 which was offset by a valuation allowance of the same amount.

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Under the provision of Statement of Financial Accounting Standards (SFAS) No. 109, the deferred tax assets and liabilities, resulting principally from the Brissette acquisitions explained in Note B, consist of the following components:


                                                                     JUNE 30,
                                                                       1996
                                                                       ----
Deferred tax assets:
   Loss carryforwards ....................................         $  2,365,600
   Nondeductible allowances and other ....................              978,396
   Network agreement .....................................            1,800,000
                                                                   ------------
                                                                      5,143,996
                                                                   ------------

Deferred tax liabilities:
   Property and equipment ................................           15,900,374
   Intangibles ...........................................           48,116,400
                                                                   ------------
                                                                     64,016,774
                                                                   ------------

Net deferred tax liability ...............................         $(58,872,778)
                                                                   ------------
                                                                   ------------

        At June 30, 1996, a valuation allowance has not been established since in the opinion of management, it is more likely than not that the deferred tax assets, including the net deferred tax asset which resulted from the change in tax status, will be realized.

     Under the provisions of the Internal Revenue Code, Benedek Broadcasting has approximately $5,900,000 of net operating loss carryforwards available to offset future tax liabilities of Benedek Broadcasting.

                           BENEDEK LICENSE CORPORATION
                                 BALANCE SHEETS

                                                                 DECEMBER 31,        JUNE 30,
                          ASSETS                                    1995               1996
                                                                    ----               ----
                                                                                  (UNAUDITED)
Federal Communication Commission (FCC)
   Licenses, at cost, less accumulated amortization
     of $326,312 and $727,503 for 1995 and 1996, respectively   $  15,304,138    $ 125,091,826
Goodwill ....................................................            --         34,564,800
                                                                -------------    -------------
                                                                $  15,304,138    $ 159,656,626
                                                                -------------    -------------
                                                                -------------    -------------


           LIABILITIES AND STOCKHOLDER'S EQUITY
Deferred tax liability ......................................   $        --      $  34,564,800
                                                                -------------    -------------

Stockholder's Equity:
   Common stock, $0.01 par authorized 3,000 shares,
     issued 100 shares, outstanding 99 shares ...............            --                  1
   Additional paid-in capital ...............................      16,211,650      126,400,528
   Note receivable ..........................................        (581,200)            --
   Accumulated deficit ......................................        (326,312)        (727,503)
                                                                -------------    -------------
                                                                   15,304,138      125,673,026
   Less one share held in treasury ..........................            --            581,200
                                                                -------------    -------------
                                                                   15,304,138      125,091,826
                                                                -------------    -------------
                                                                $  15,304,138    $ 159,656,626
                                                                -------------    -------------
                                                                -------------    -------------

                                   BENEDEK LICENSE CORPORATION
                                    STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                             FOR THE PERIOD    SIX MONTHS
                                                             FEBRUARY 28,        ENDED
                                                             1995 THROUGH       JUNE 30,
                                 THREE MONTHS ENDED JUNE 30, JUNE 30, 1995        1996
                                 --------------------------- --------------    ----------
                                       1995         1996
                                       ----         ----
Operating expense, amortization .   $  79,440    $ 292,420    $  98,411    $ 401,191
                                    ---------    ---------    ---------    ---------

   Net (loss) before income taxes   $ (79,440)   $(292,420)   $ (98,411)   $(401,191)

Income taxes ....................        --           --           --           --
                                    ---------    ---------    ---------    ---------
           NET (LOSS) ...........   $ (79,440)   $(292,420)   $ (98,411)   $(401,191)
                                    ---------    ---------    ---------    ---------
                                    ---------    ---------    ---------    ---------

                           BENEDEK LICENSE CORPORATION
                        STATEMENT OF STOCKHOLDER'S EQUITY
                         SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

                                                  ADDITIONAL
                                   COMMON           PAID-IN          NOTE          ACCUMULATED        TREASURY
                                   STOCK            CAPITAL        RECEIVABLE        DEFICIT            STOCK        TOTAL
                                   -----            -------        ----------        -------            -----        -----
Balance at December 31, 1995 ..   $        --   $  16,211,650    $      (581,200)   $    (326,312)     $        --    $  15,304,138

Acquisition of treasury stock
   through cancellation of note
   receivable .................            --              --            581,200             --           (581,200)            --
Exchange of common stock
for membership interests in LLC               1              (1)            --               --               --               --
Capital contribution of FCC
   Licenses from parent .......            --       110,188,879             --               --               --        110,188,879

Net (loss) ....................            --              --               --           (401,191)            --           (401,191)
                                  -------------   -------------    -------------    -------------    -------------    -------------
Balance at June 30, 1996 ......   $           1   $ 126,400,528    $        --      $    (727,503)   $    (581,200)   $ 125,091,826
                                  -------------   -------------    -------------    -------------    -------------    -------------
                                  -------------   -------------    -------------    -------------    -------------    -------------


                           BENEDEK LICENSE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              FOR THE PERIOD
                                                              FEBRUARY 25,       SIX MONTHS
                                                              1995 THROUGH          ENDED
                                                              JUNE 30, 1995    JUNE 30, 1996
                                                              -------------    -------------
Cash flows from operating activities
   Net (loss) .............................................   $     (98,411)   $    (401,191)
   Adjustment to reconcile net (loss) to net cash
   provided by operating activities:
       Amortization .......................................          98,411          401,191
                                                              -------------    -------------
           NET CASH PROVIDED BY OPERATING
             ACTIVITIES ...................................            --               --
                                                              -------------    -------------
           NET CHANGE IN
             CASH .........................................            --               --

Cash:

   Beginning ..............................................            --               --
                                                              -------------    -------------
   Ending .................................................   $        --      $        --
                                                              -------------    -------------
                                                              -------------    -------------

Supplemental schedule of noncash investing and
   financing activities
   FCC licenses acquired by issuing membership certificates   $  15,630,450    $        --
   FCC licenses acquired by contribution of capital .......            --        110,188,879
   Notes received for issuance of membership certificates .         581,200             --
   Acquisition of treasury stock through cancellation
   of note receivable .....................................   $        --    $     581,200
                                                              -------------    -------------
                                                              -------------    -------------

                          BENEDEK LICENSE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) - NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

     NATURE OF BUSINESS: Benedek License Corporation ("BLC"), is a wholly owned subsidiary of Benedek Broadcasting Corporation ("Benedek Broadcasting"). BLC, located in Rockford, Illinois, was formed April 18, 1996. BLC was formed to own and hold the Federal Communication Commission ("FCC") licenses for the twenty two television stations owned by Benedek Broadcasting which are located throughout the United States.

     BASIS OF PRESENTATION: The financial statements include all adjustments, consisting of normal and recurring adjustments, which are considered necessary in the opinion of management for the fair presentation of the financial position as of June 30, 1996 and the results of operations and cash flows for the period February 28, 1995 through June 30, 1995 and the six months ended June 30, 1996. These financial statements do not include all the information and footnotes required by generally accepted accounting principles.

     Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

(NOTE B) - BUSINESS COMBINATION

     On June 6, 1996, Benedek Broadcasting Company, L.L.C. (the "LLC"), a 99% owned subsidiary of Benedek Broadcasting was merged into BLC. Since these entities had identical stockholder ownership, this was accounted for in a manner similar to a pooling-of-interests and the results of operations are included for the above mentioned periods since the formation of the LLC on February 28, 1995.

(NOTE C) - ACQUISITIONS

     On June 6, 1996, Benedek Broadcasting acquired thirteen television stations including their respective FCC licenses. These licenses were transferred on that day to BLC as contributed capital based on the pro rata share of the allocated purchase price paid by Benedek Broadcasting.

(NOTE D) - INCOME TAX MATTERS AND CHANGE IN TAX STATUS

     BLC is subject to federal and state income taxes. Prior to the consummation of the acquisitions and the related financing, the LLC filed a partnership income tax return and the members reported their respective shares of the income, deductions, losses and credits of the LLC on their income tax returns.

(NOTE E) - STOCKHOLDER'S EQUITY

     Benedek Broadcasting has pledged 100% of the outstanding common stock of BLC as collateral on the senior secured notes and the term loan facilities issued by Benedek Broadcasting.

     BLC has guaranteed the obligations of Benedek Broadcasting in respect to the senior secured notes and the term loan facility.

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

     Approximately  56.9% of the gross revenues of Benedek  Broadcasting  in the six months ended June 30, 1996 was generated from local and regional advertising, which is sold primarily by a Station's sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by Benedek Broadcasting. Benedek Broadcasting generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

     Local/regional advertising and national advertising constitute the largest categories of Benedek Broadcasting's operating revenues and represent approximately 84.1% of gross revenues for the six months ended June 30, 1996 as compared to 87.4% for the six months ended June 30, 1995. Although relatively constant as a total percentage of gross revenues, the mix of advertising revenue can vary depending on the level of political advertising revenue. Excluding political advertising revenue, the percentage of gross revenues attributable to local/regional advertising and national advertising of Benedek Broadcasting was 86.2% for the six months ended June 30, 1996 as compared to 88.1% for the six months ended June 30, 1995. The decrease was the result of an increase in network compensation of $1.0 million or 72.1%, representing 7.1% of gross revenues (excluding political advertising revenues) for the six months ended June 30, 1996 as compared to 5.0% of gross revenues (excluding political advertising revenues) for the six months ended June 30, 1995. For the six months ended June 30, 1996, Benedek Broadcasting reported net revenues of $30.1 million compared to net revenues of $24.1 million for the six months ended June 30, 1995. Benedek Broadcasting had a net loss of $2.3 million for the six months ended June 30, 1996 compared to a net income of $7.0 million (after an extraordinary gain of $6.9 million) for the six months ended June 30, 1995. Operating cash flow for the six months ended June 30, 1996 was $10.9 million as compared to $9.6 million for the six months ended June 30, 1995.

     In December 1995, Benedek Broadcasting entered into new long-term affiliation agreements with CBS effective retroactive to July 1, 1995. In connection with such arrangements, CBS paid Benedek Broadcasting bonus payments of $2.5 million in the fourth quarter of 1995 and $2.5 million in the first quarter of 1996. These payments will be recognized as revenue by the Company at the rate of $0.5 million per year over the ten-year term of the affiliation agreements. In connection with these payments, Benedek Broadcasting also agreed with CBS that, upon the consummation of the Acquisitions, the terms of the affiliation agreements for the Acquired Stations which are CBS affiliates would be extended through 2005.

     Benedek Broadcasting's primary operating expenses are employee compensation, programming and depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. Benedek Broadcasting purchases first run and off-network syndicated programming on an ongoing basis and has a policy of closely matching payments for and amortization of program rights in each period. A network-affiliated station receives approximately two-thirds of its required daily programming from the network at no cost. Depreciation and amortization expense has generally declined from period to period as assets acquired at the time of the acquisition of a station are fully depreciated. However, for the six months ended June 30, 1996, depreciation and amortization increased $1.9 million due to the acquisition of the Brissette and Stauffer Stations (the "Acquired Stations") Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. Benedek Broadcasting's operating expenses (excluding depreciation and amortization) have remained fairly constant and represent approximately 64.2% of net revenues for the six months ended June 30, 1996 as compared to 60.4% of net revenues for the six months ended June 30, 1995.

     On March 31, 1995, Benedek Broadcasting acquired for a cash purchase price of $28.7 million, substantially all of the assets (excluding cash and accounts receivable) of the CBS affiliate serving both Dothan, Alabama and Panama City, Florida (the "Dothan Station").

     On June 6, 1996, Benedek Broadcasting acquired substantially all of the broadcast television assets (including working capital of approximately $1.6 million) of Stauffer Communications, Inc. (the "Stauffer Stations") consisting of five principal broadcast television stations and four satellite broadcast television stations for a purchase price of $54.5 million. The principal stations acquired by Benedek Broadcasting were KCOY-TV, Santa Maria, California; WIBW-TV, Topeka, Kansas; KMIZ-TV, Columbia, Missouri; KGWC-TV. Casper, Wyoming; and KGWN-TV, Cheyenne, Wyoming. KGWC-TV operates two satellite stations, KGWL-TV, Lander, Wyoming, and KGWR-TV, Rock Springs, Wyoming, both of which rebroadcast the programming of KGWC-TV. KGWN-TV operates two satellite stations, KSTF-TV, Scottsbluff, Nebraska and KTVS-TV, Sterling, Colorado, both of which rebroadcast the programming of KGWN-TV. All of the Stauffer Stations are affiliated with CBS, except for KMIZ-TV, Columbia, Missouri, which is affiliated with ABC.

     On June 6, 1996, the Benedek Broadcasting acquired all of the capital stock of Brissette Broadcasting Corporation for $270.0 million in cash and preferred stock. All of the outstanding indebtedness of Brissette was paid in full by the sellers at the closing. Pursuant to the Brissette Agreement, at the closing Brissette was required to have working capital of at least $8.8 million and any amount in excess thereof was to be paid to the sellers. By acquiring all of the capital stock of Brissette, Benedek Broadcasting acquired eight network-affiliated television stations including WMTV-TV, the NBC affiliate serving Madison, Wisconsin; WWLP-TV, the NBC affiliate serving Springfield, Massachusetts; WILX-TV, the NBC affiliate serving Lansing, Michigan; WHOI-TV, the ABC affiliate serving Peoria, Illinois; WSAW-TV, the CBS affiliate serving Wausau, Wisconsin; WTRF-TV, the CBS affiliate serving Wheeling, West Virginia and Steubenville, Ohio; KAUZ-TV, the CBS affiliate serving Wichita Falls, Texas; and KOSA-TV, the CBS affiliate serving Odessa, Texas. Of the $270.0 million paid for the capital stock of Brissette, $225.0 million was paid in cash and $45.0 million was paid by the issuance to GECC and Mr. Paul Brissette of the junior preferred stock of BCC.

     Benedek Broadcasting has included operating and broadcast cash flow data because such data is used by certain investors to measure a company's ability to service debt. Operating cash flow is defined as operating income before financial income as derived from statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less cash payments for program broadcast rights. Broadcast cash flow is defined as operating cash flow less corporate expenses. Operating cash flow is used to pay principal and interest on long-term debt and to fund capital expenditures. Operating cash flow does not purport to represent cash provided by operating activities as reflected in Benedek Broadcasting's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     The historical results of operations and operating data include the results of operations of the Acquired Stations only from the closing date of June 6, 1996.

RESULTS OF OPERATIONS

    The following table sets forth certain historical financial and operating data (in thousands) for the periods indicated:

                          THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                            1995             1996                 1995             1996
                          ----------       ---------            ---------       ---------
                               % OF               % OF               % OF              % OF
                                NET                NET               NET                 NET
                          $    Revenue      $    REVENUE       $    Revenue      $    REVENUE
                          -    -------      -    -------       -    -------      -    -------
Revenues:
   Local/regional       $9,530  68.5%    $12,006  65.1%    $ 16,431  68.3%    $19,559   64.9%
   National.........     4,255  30.6       5,918  32.1        7,692  32.0       9,355   31.1
   Political........       206   1.5         404   2.2          221   0.9         849    2.8
   Network..........       773   5.5       1,400   7.6        1,378   5.7       2,372    7.9
   Barter...........       875   6.3       1,014   5.5        1,362   5.7       1,603    5.3
   Other............       263   1.9         363   2.0          506   2.1         638    2.2
                      ----------------------------------------------------------------------
   Gross revenues...   $15,902 114.3%    $21,105 114.5%    $ 27,590 114.7%    $34,376  114.2%
   Agency/national
    commissions.....     1,993  14.3       2,673  14.5        3,531  14.7       4,261   14.2
                      -----------------------------------------------------------------------
Net revenue.........   $13,909 100.0%    $18,432 100.0%    $ 24,059 100.0%    $30,115  100.0%
 ...................
                      -----------------------------------------------------------------------
Operating Expenses:
   Compensation
   and payroll
   taxes ...........   $ 3,976  28.6%    $ 5,793  31.5%    $  7,362  30.6%    $ 9,881   32.8%
Amortization of
 program broadcast
 rights ............       571   4.1         705   3.8        1,082   4.5       1,302    4.3
Depreciation and
 amortization.......     1,268   9.1       2,709  14.7        2,124   8.8       4,069   13.6
Corporate expenses..       355   2.6         591   3.2          698   2.9       1,087    3.6
Barter..............       603   4.3         781   4.2        1,037   4.3       1,275    4.2
Other...............     2,379  17.1       3,408  18.5        4,356  18.1       5,778   19.2
                      -------------------------------------------------------------------------
                      $  9,152  65.8%     13,987  75.9%      16,659  69.2%    $23,392   77.7%
                      -------------------------------------------------------------------------
Operating Income....  $  4,757  34.2%    $ 4,445  24.1%    $  7,400  30.8%    $ 6,723   22.3%
Financial
 expenses, net......    (4,201)(30.2)    (4,963) (26.9)    $(7,227) (30.1)     (8,984)(29.8)
                      -------------------------------------------------------------------------
Net income (loss)
 before extra
 items..............  $    556   4.0%    $ (518) (2.8)%    $    173   0.7%    $(2,261) (7.5)%
                         -------------------------------------------------------------------------

Broadcast cash flow.. $  6,342           $7,787            $ 10,266           $11,995
Broadcast cash flow
   margin............     45.6%            42.2%               42.7%             39.8%
Operating cash flow.. $  5,987           $7,196            $  9,568           $10,908
Operating cash flow
   margin............     43.0%            39.0%               39.8%             36.2%

The following table sets forth certain pro forma operating data (in thousands) as if the acquisitions of the Brissette and Stauffer Stations and the Dothan Station had been consummated at the beginning of the periods set forth below based on their respective historical results without adjustment:


                                     Three Months Ended June 30,   Six Months Ended June 30,

                                     ---------------------------   ------------------------
                                        1995       1996               1995       1996
                                        ----       ----               ----       ----
    Net ............................   $32,262    $32,276            $59,754    $59,894
    revenues
    Operating ......................    17,397     19,095             34,760     37,085
    expenses(1)

    Broadcast cash .................   $14,865    $13,181            $24,994    $22,810
    flow
                                       -------    -------            -------    -------
                                       -------    -------            -------    -------
    Broadcast cash flow  margin ....      46.1%      40.8%              41.8%      38.1%
                                       -------    -------            -------    -------
                                       -------    -------            -------    -------

(1)   Operating   expenses  as  presented  are  based  upon  operating  expenses determined in accordance with generally accepted accounting principles adjusted to eliminate depreciation and amortization, corporate expenses and amortization of program rights and to add payments for program broadcast rights.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

        Net revenues for the three months ended June 30, 1996 increased $4.5 million or 32.5% to $18.4 million from $13.9 million for the three months ended June 30, 1995 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations which increased net revenue by $5.0 million. On a proforma basis, giving effect to the acquisition ("Same Station") net revenues for the three months ended June 30, 1996 remained flat from the three months ended June 30, 1995. On a Same Station basis, political advertising revenue for the three months ended June 30, 1996 increased by $0.4 million to $0.7 million. Gross revenues on a Same Station basis excluding political advertising revenue decreased $0.3 million or .7% from the three months ended June 30, 1995.

        Operating expenses for the three months ended June 30, 1996 increased $4.8 million or 52.8% to $14.0 million from $9.2 million for the three months ended June 30, 1995. Of the increase in operating expenses, $2.7 million was attributable to the acquisition of the Acquired Stations. As a percentage of net revenues, operating expenses increased to 75.9% from 65.8% in the three months ended June 30, 1995, primarily as a result of an increase of $1.4 million in depreciation and amortization expense. On a Same Station basis, operating expenses for the three months ended June 30, 1996 increased $1.6 million or 6.5% from the three months ended June 30, 1995. Operating expenses as a percentage of net revenues on a Same Station basis increased from 76.5% for the three months ended June 30, 1995 to 81.4% in the three months ended June 30, 1996.

        Operating income for the three months ended June 30, 1996 decreased $0.3 million or 6.5% to $4.4 million from $4.7 million for the three months ended June 30, 1995.

        Financial (expenses), net for the three months ended June 30, 1996 increased $.8 million or 18.1% to $5.0 million from $4.2 million in the three months ended June 30, 1995, due to Benedek Broadcasting's higher debt level following the offering of the Senior Secured Notes in March 1995.

        Net loss for the three months ended June 30, 1996 was $0.5 million as compared to net income of $0.6 million for the three months ended June 30, 1995.

        Broadcast cash flow for the three months ended June 30, 1996 increased $1.5 million or 23.8% to $7.8 million from $6.3 million for the three months ended June 30, 1995 primarily as a result of the acquisition of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 42.2% for the three months ended June 30, 1996 from 45.6% for the three months ended June 30, 1995. On a Same Station basis, broadcast cash flow for the three months ended June 30, 1996 decreased $1.7 million or 11.3% to $13.2 million from $14.7 million for the three months ended June 30, 1995.
As a percentage of net revenues, broadcast cash flow  margin  decreased to
40.8% for the  three months ended June 30, 1996 from 46.1%  for the three months
ended June 30,  1995.  The decrease in broadcast cash flow   and broadcast cash
flow margin for the three month period  ended   June 30, 1996 was primarily
related  to  an  increase in operating expenses  used in determining  broadcast
cash   flow.  Such  expenses increased by $1.3 million or 12.8% at the Acquired
Stations for the three months ended June 30, 1996 from the comparable period in 1995 and by $0.4 million or 5.4% at Benedek Broadcasting's previously owned stations.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

        Net revenues for the six months ended June 30, 1996 increased $6.1 million or 25.2% to $30.1 million from $24.0 million for the six months ended June 30, 1995 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations which increased net revenue by $5.0 million. On a Same Station basis, net revenues for the six months ended June 30, 1996 increased $0.1 million or 0.2% from the six months ended June 30, 1995. Political advertising revenue for the six months ended June 30, 1996 increased by $1.3 million to $1.6 million. Gross revenues on a Same Station basis excluding political advertising revenue decreased $1.0 million or 1.5% from the six months ended June 30, 1995.

        Operating expenses for the six months ended June 30, 1996 increased $6.7 million or 40.4% to $23.4 million from $16.7 million for the six months ended June 30, 1995. As a percentage of net revenues, operating expenses increased to 77.8% from 69.2% in the six months ended June 30, 1995, as a result of the acquisition of the Acquired Stations. On a Same Station basis, operating expenses for the six months ended June 30, 1996 increased $2.5 million or 5.2% from the six months ended June 30, 1995. Operating expenses as a percentage of net revenues on a Same Station basis increased from 82.1% for the six months ended June 30, 1995 to 86.2% in the six months ended June 30, 1996.

        Operating income for the six months ended June 30, 1996 decreased $0.7 million or 9.1% to $6.7 million from $7.4 million for the six months ended June 30, 1995.

        Financial (expenses), net for the six months ended June 30, 1996 increased $1.8 million or 24.3% to $9.0 million from $7.2 million in the six months ended June 30, 1995 due to Benedek Broadcasting's higher debt level following the offering of the Senior Secured Notes in March 1995.

        Net loss for the six months ended June 30, 1996 was $2.3 million as compared to net income of $7.0 million for the six months ended June 30, 1995 primarily as a result of an extraordinary gain of $6.9 million on the early extinguishment of debt.

        Broadcast cash flow for the six months ended June 30, 1996 increased $1.7 million or 16.9% to $12.0 million from $10.3 million for the six months ended June 30, 1995 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 39.8% for the six months ended June 30, 1996 from 42.7% for the six months ended June 30, 1995. On a Same Station basis, broadcast cash flow for the six months ended June 30, 1996 decreased $2.2 million or 8.6% to $22.9 million from $25.0 million for the six months ended June 30, 1995. As a percentage of net revenues, broadcast cash flow margin decreased to 38.1% for the six months ended June 30, 1996 from 41.8% for the six months ended June 30, 1995.

        The decrease in broadcast cash flow and broadcast cast flow margin for the six month period ended June 30, 1996 was primarily related to an increase in operating expense used in determining broadcast cash flow. Such expenses increased by $2.2 million or 11.2% at the Acquired Stations for the six month period ended June 30, 1996 from the comparable period in 1995, while such operating expenses at Benedek Broadcasting's previously owned stations remained flat.

LIQUIDITY AND CAPITAL RESOURCES

        Cash Flows from Operating Activities is the primary source of liquidity for Benedek Broadcasting and were $7.6 million for the six months ended June 30, 1996 compared to $(0.8) million for the six months ended June 30, 1995. For the six months ended June 30, 1996 cash flows from operating activities included $2.5 million from the bonus payment from CBS. For the six months ended June 30, 1995 cash flows from operating activities primarily resulted from the refinancing of substantially all of Benedek Broadcasting's existing long-term debt in March 1995 and the payment of $4.4 million of deferred and contingent interest and $2.7 million of prepayment premiums. In addition, cash used by operations included $6.9 million of noncash gain on early extinguishment of debt.

        Cash Flows from Investing Activities were $(323.7) million for the six months ended June 30, 1996, compared to $(27.2) million for the six months ended June 30, 1995. For the six months ended June 30, 1996, cash flows from investing activities primarily resulted from the payment of $321.5 million for the acquired Stations. For the six months ended June 30, 1995 cash flows used in investing activities included $26.7 million paid to acquire the Dothan Stations.

        Cash Flows from Financing Activities were $312.1 million for the six months ended June 30, 1996 compared to $33.2 million for the six months ended June 30, 1995. For the six months ended June 30, 1996 cash flows from financing activities resulted from the proceeds of financing acquisitions. For the six months ended June 30, 1995 cash flows from financing activities primarily resulted from the issuance in March 1995 of $135.0 million of Benedek Broadcasting's Senior Secured Notes to refinance existing indebtedness and finance the acquisition of the Dothan Station, offset by $96.0 million of principal payments on existing indebtedness.

THE FINANCING PLAN

        Benedek Broadcasting, together with its parent BCC, implemented a financing plan in order to finance the acquisitions of the Acquired Stations and to pay fees and expenses related thereto. The financing plan consisted of (i) the offer and sale by BCC of the Senior Subordinated Discount Notes to generate gross proceeds of $90.2 million, (ii) the sale by BCC of units consisting of redeemable preferred stock and warrants to generate gross proceeds of $60.0 million, (iii) Benedek Broadcasting borrowing $128.0 million pursuant to the Term Loan Facilities of the Credit Agreement and (iv) BCC issuing an aggregate of $45.0 million initial liquidation preference of seller junior discount preferred stock to the sellers of the Brissette Stations. Benedek Broadcasting also has available to it $15.0 million under the Revolving Credit Facility of the Credit Agreement.

        The Term Loan Facilities consist of (i) Series A Facility of $70.0 million and (ii) Series B Facility of $58.0 million. The Term Loan Facilities provide for quarterly amortization until final maturity (except in the first year during which amortization will be on a semiannual basis). The Series A Facility will mature five years and the Series B Facility will mature six and one-half years after the closing. Benedek Broadcasting will be required to make scheduled amortization payments on the Term Loan Facilities, on an aggregate basis for Series A and Series B Facilities, as follows: during the first year after closing, $6.0 million; during the second year after closing, $11.0 million; during the third year after closing, $14.5 million; during the fourth year after closing, $16.0 million; during the fifth year after closing, $27.5 million; during the sixth year after closing, $15.0 million; and during the first half of the seventh year after closing, $38.0 million.

        In addition, Benedek Broadcasting will be required to make prepayments on the Term Loan Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities. Benedek Broadcasting will also be required to make prepayments on the Term Loan Facilities in an amount equal to 50% of Benedek Broadcasting's excess cash flow (as defined). These mandatory prepayments will be applied to prepay, on a pro rata basis, the Series A and Series B Facilities. The Series A Facility bears interest, at the Company's option, at a base rate plus a spread or at a Eurodollar rate plus a spread. The Series B Facility bears interest, at Benedek Broadcasting's option, at a base rate plus a spread or at a Eurodollar rate plus a spread. The margins above the base rate and the Eurodollar rate at which the Term Loan Facilities and Revolving Credit Facility will bear interest are subject to reductions at such times as certain leverage ratio performance tests are met.

        Benedek Broadcasting will have the ability, subject to a borrowing base and compliance with certain covenants and conditions, to borrow up to an additional $15.0 million for general corporate purposes pursuant to the revolving credit facility. The revolving credit facility has a term of five years and is fully revolving until final maturity. The revolving credit facility bears interest, at Benedek Broadcasting's option, at a base rate plus a spread or at a Eurodollar rate plus a spread.

        The Term Loan Facilities and the revolving credit facility are secured by certain of Benedek Broadcasting's present and future property and assets. The Term Loan Facilities are also guaranteed by BLC and will be secured by all of the stock of BLC.

        The Term Loan Facilities and the revolving credit facility contains certain financial covenants, including, but not limited to, covenants related to cash interest coverage, fixed charge coverage, bank debt/operating cash flow ratio, total debt/operating cash flow ratio and minimum operating cash flow. In addition, the Term Loan Facilities and the revolving credit facility contain other affirmative and negative covenants relating to (among other things) liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to BCC) transactions with affiliates, mergers and acquisitions, sales of assets, leases, guarantees and investments. The Term Loan Facilities and the revolving credit facility contain customary events of default for highly-leveraged financings, including certain changes in ownership or control of Benedek Broadcasting or BCC.

        Benedek Broadcasting believes that the financing plan will provide for a long-term financing structure that will allow management to concentrate its efforts on maximizing results of operations. Benedek Broadcasting anticipates that operating cash flow of Benedek Broadcasting will be sufficient to finance the operating requirements of the Stations, debt service requirements of BCC and presently anticipated capital expenditures. Benedek Broadcasting anticipates that substantial capital expenditures may be required at a number of the Acquired Stations.

        BCC is a holding company that will derive all of its operating income and cash flow from its sole subsidiary, Benedek Broadcasting, the common stock of which, together with all other assets of BCC, have been pledged to secure BCC's senior guarantee of all indebtedness of Benedek Broadcasting outstanding under the Credit Agreement and in respect of the Senior Secured Notes. As a holding company, BCC's ability to pay its obligations, including its obligation to pay interest on and principal of the Notes, whether at maturity, upon a change of control or otherwise, will be dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to BCC or to make funds available to BCC for debt service or any other obligation. Although the Credit Agreement does not limit the ability of Benedek Broadcasting to pay dividends or make other payments to BCC, the Senior Secured Note Indenture does contain such limitations. As a result of the implementation of the financing plan on June 6, 1996, Benedek Broadcasting received a capital contribution from BCC in the amount of approximately $188.8 million, which was used to complete the acquisitions and which is the limit of the amount which can be distributed to BCC under the Senior Secured Note Indenture.

SEASONALITY

        Net revenues and operating cash flow of Benedek Broadcasting are generally higher during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period, and, to a lesser extent, during the second quarter of each year.

INCOME TAXES

        Historically, Benedek Broadcasting had elected to be taxed as an S Corporation. Benedek Broadcasting's election to be taxed as an S Corporation automatically terminated concurrently with the consummation of the acquisition of the Acquired Stations and as a result will now be subject to federal and state income taxes.

EMERGING ACCOUNTING STANDARDS

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation' in October 1995, which establishes financial accounting and reporting standards for stock based employee compensation plans, including stock purchase plans, stock options, restricted stock, and stock appreciation rights. The Company has elected to continue accounting for stock based compensation under Accounting Principles Board Opinion No. 25. The disclosure requirements of SFAS No. 123 will be effective for the Company's financial statements beginning in 1996. Management does not believe that the implementation of SFAS 123 will have a material effect on its consolidated financial statements.

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
            (a) Exhibits.

Exhibit
  No.                                Description of Exhibits
- -------                              -----------------------
  3.1  -  Certificate  of   Incorporation   of  the   Registrant,   as  amended,
          incorporated   by  reference  to  Exhibit  3.1  to  the   Registrant's
          Registration Statement on Form S-1, File No. 33-91412,  filed on April
          20, 1995 (the "S-1 Registration Statement").

   3.2 -  By-laws of the  Registrant,  as amended,  incorporated by reference to
          Exhibit 3.2 to the S-1 Registration Statement.

  *3.3 -  Certificate of  Incorporation of Benedek License  Corporation.

  *3.4 -  By-laws of Benedek License Corporation

   4.1 -  Indenture  dated as of March 1, 1995  between the  Registrant  and The
          Bank of New York,  relating  to the 11 7/8% Senior  Secured  Notes due
          2005, incorporated by reference to Exhibit 4.1 to the S-1 Registration
          Statement.

   4.2 -  Form of 11 7/8% Senior  Secured Note due 2005 (included in Exhibit 4.1
          hereof),   incorporated  by  reference  to  Exhibit  4.2  to  the  S-1
          Registration Statement.

  *4.3 -  First  Supplemental  Indenture  dated  as of June 6,  1996  among  the
          Registrant, Benedek License Corporation and The Bank of New York.

 *10.1 -  Credit  Agreement  dated  as of June 6,  1996  among  the  Registrant,
          Benedek Communications Corporation,  the Lenders listed therein, Pearl
          Street  L.P.,  Goldman,  Sachs & Co.  and  Canadian  Imperial  Bank of
          Commerce, New York Agency.

 *10.2 - Guaranty dated as of June 6, 1996 by Benedek License Corporation in favor of Canadian Imperial Bank of Commerce, New York Agency.

 *10.3 - Acquired Assets Security Agreement dated as of June 6, 1996 between the Registrant and Canadian Imperial Bank of Commerce, New York
          Agency.

 *10.4 - Tangible Assets Security Agreement dated as of June 6, 1996 between the Registrant and Canadian Imperial Bank of Commerce, New York
          Agency.

 *10.5 - Accounts Receivable Security Agreement dated as of June 6, 1996 among the Registrant and Canadian Imperial Bank of Commerce, New York
          Agency.

 *10.6 - Merger Agreement dated as of June 6, 1996 between the Registrant and each of Brissette Broadcasting Corporation, Brissette TV of Lansing,
          Inc.,  Brissette TV of Madison,  Inc.,  Brissette TV of Odessa,  Inc.,
          Brissette TV of Wichita  Falls,  Inc.,  Brissette  TV of  Springfield,
          Inc., Brissette TV of Wausau, Inc., Brissette TV of Wheeling, Inc. and
          Brissette TV of Peoria, Inc.

 *10.7 -  Employment  Agreement dated as of June 6, 1996 between  Registrant and
          A. Richard Benedek.

 *10.8 -  Employment  Agreement dated as of June 6, 1996 between  Registrant and
          K. James Yager.

 *10.9 -  Employment  Agreement dated as of March 8, 1996 between Registrant and
          Douglas E. Gealy.

 *10.10-  Employment  Agreement dated as of June 6, 1996 between  Registrant and
          Ronald L. Lindwall.

 *10.11-  Employment  Agreement dated as of June 6, 1996 between  Registrant and
          Terrance F. Hurley.

 *27   -  Financial Data Schedule Pursuant to Article 5 of Regulation S-X.

- -----------------
*Filed herewith

       (b) Reports on Form 8-K.

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BENEDEK BROADCASTING CORPORATION
                                       --------------------------------
                                               (Registrant)


                                    By:   /S/ RONALD L. LINDWALL
                                        -------------------------------
                                                (Signature)

                                             Ronald L. Lindwall
                                     Senior Vice President and  Chief
                                        Financial Officer
                                     (Authorized Officer and Principal
                                        Accounting Officer)

                                             Date:  August 19, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BENEDEK LICENSE CORPORATION
                                        ----------------------------
                                        (Subsidiary Guarantor Registrant)

                                        By:  /S/  RONALD L. LINDWALL
                                            ----------------------------
                                                    (Signature)

                                                  Ronald L. Lindwall
                                        Senior Vice President and  Chief
                                           Financial Officer
                                        (Authorized Officer and Principal
                                           Accounting Officer)

                                                 Date:  August 19, 1996

                                  EXHIBIT INDEX

                                                                                     Location of Exhibit
Exhibit                                                                                  in Sequential
  No.                        Description of Exhibits                                  Numbering System
- -------                      -----------------------                                  ----------------
   3.1 -  Certificate  of   Incorporation   of  the   Registrant,   as  amended,
          incorporated   by  reference  to  Exhibit  3.1  to  the   Registrant's
          Registration Statement on Form S-1, File No. 33-91412,  filed on April
          20, 1995 (the "S-1 Registration Statement").
   3.2 -  By-laws of the  Registrant,  as amended,  incorporated by reference to
          Exhibit 3.2 to the S-1 Registration Statement.
  *3.3 -  Certificate of Incorporation of Benedek License Corporation.
  *3.4 -  By-laws of Benedek License Corporation.
   4.1 -  Indenture  dated as of March 1, 1995  between the  Registrant  and The
          Bank of New York,  relating  to the 11 7/8% Senior  Secured  Notes due
          2005, incorporated by reference to Exhibit 4.1 to the S-1 Registration
          Statement.
   4.2 -  Form of 11 7/8% Senior  Secured Note due 2005 (included in Exhibit 4.1
          hereof),   incorporated  by  reference  to  Exhibit  4.2  to  the  S-1
          Registration Statement.
  *4.3 -  First  supplemental  Indenture  dated  as of June 6,  1996  among  the
          Registrant, Benedek License Corporation and the Bank of New York.
 *10.1 -  Credit  Agreement  dated  as of June 6,  1996  among  the  Registrant,
          Benedek Communications Corporation,  the Lenders listed therein, Pearl
          Street  L.P.,  Goldman,  Sachs & Co.  and  Canadian  Imperial  Bank of
          Commerce, New York Agency.
 *10.2 -  Guaranty  dated as of June 6, 1996 by Benedek  License  Corporation in favor of Canadian Imperial Bank of Commerce, New York Agency.
 *10.3 -  Acquired  Assets  Security  Agreement dated as of June 6, 1996 between the  Registrant  and  Canadian  Imperial  Bank of  Commerce,  New York
          Agency.
 *10.4 -  Tangible  Assets  Security  Agreement dated as of June 6, 1996 between the  Registrant  and  Canadian  Imperial  Bank of  Commerce,  New York
          Agency.
 *10.5 -  Accounts  Receivable Security Agreement dated as of June 6, 1996 among the  Registrant  and  Canadian  Imperial  Bank of  Commerce,  New York
          Agency.
 *10.6 -  Merger  Agreement  dated as of June 6, 1996 between the Registrant and each of Brissette Broadcasting  Corporation,  Brissette TV of Lansing,
          Inc.,  Brissette TV of Madison,  Inc.,  Brissette TV of Odessa,  Inc.,
          Brissette TV of Wichita  Falls,  Inc.,  Brissette  TV of  Springfield,
          Inc., Brissette TV of Wausau, Inc., Brissette TV of Wheeling, Inc. and
          Brissette TV of Peoria, Inc.
 *10.7 -  Employment  Agreement dated as of June 6, 1996 between  Registrant and
          A. Richard Benedek.
 *10.8 -  Employment  Agreement dated as of June 6, 1996 between  Registrant and
          K. James Yager.
 *10.9 -  Employment  Agreement dated as of March 8, 1996 between Registrant and
          Douglas E. Gealy.
 *10.10-  Employment  Agreement dated as of June 6, 1996 between  Registrant and
          Ronald L. Lindwall.
 *10.11-  Employment  Agreement dated as of June 6, 1996 between  Registrant and
          Terrance F. Hurley.
  *27  -  Financial Data Schedule Pursuant to Article 5 of Regulation S-X.

- ----------------
*Filed herewith