Form 10-Q
period 1996-09-30
BENEDEK BROADCASTING CORP; BENEDEK LICENSE CORP
filed 1996-11-14
CIK 923027, 1019271

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10 - Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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


                         SUBSIDIARY GUARANTOR REGISTRANT

                                                                     I.R.S.
     EXACT NAME OF SUBSIDIARY GUARANTOR                             EMPLOYER
           AS SPECIFIED IN ITS                  STATE OF         IDENTIFICATION
       CERTIFICATE OF INCORPORATION          INCORPORATION            NUMBER
      BENEDEK LICENSE CORPORATION              DELAWARE            36-4081877

                             ----------------------

        STEWART SQUARE, SUITE 210
308 WEST STATE STREET, ROCKFORD, ILLINOIS                            61101
  ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

     REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE:        (815) 987-5350

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

                                    Yes  X                No
                                        ---                  ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 148.85 shares of common stock, without par value, were outstanding at November 1, 1996.

                        BENEDEK BROADCASTING CORPORATION
                           FORM 10-Q TABLE OF CONTENTS

  ITEM
 NUMBER
-------
                          PART I- FINANCIAL STATEMENTS
Item 1.    FINANCIAL STATEMENTS
           Introductory Comments ............................................................     3
           Benedek Broadcasting Corporation and Subsidiary
            Consolidated Balance Sheets as of  December 31, 1995 and September 30, 1996 .....     4
            Consolidated Statements of Operations for the Three Months and Nine Months
               Ended September 30, 1995 and 1996 ............................................     5
            Consolidated Statements of Stockholder's Equity (Deficit) for the Nine
               Months Ended September 30, 1996 ..............................................     6
            Consolidated Statements of Cash Flows for the Nine Months Ended September
               30, 1995 and 1996 ............................................................     7
            Notes to Financial Statements ...................................................     9

         Benedek License Corporation
            Balance Sheets as of December 31, 1995 and September 30, 1996 ...................    14
            Statements of Operations for the Period February 28, 1995 Through
               September 30, 1995, Three Months Ended September 30, 1995 and the
               Three and Nine Months Ended September 30, 1996 ...............................    15
            Statement of Stockholder's Equity for the Period February 28, 1995 Through
               September 30, 1995 and the Nine Months Ended September 30, 1996 ..............    16
            Statement of Cash Flows for the Period February 28, 1995 Through
               September 30, 1995 and the Nine Months Ended September 30, 1996 ..............    17
            Notes to Financial  Statements ..................................................    18

Item 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF  OPERATIONS ...............................................    20

                            PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ....................................................    31

SIGNATURES ..................................................................................    33

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

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS




                                                                                                    December 31,       September 30,
                                 ASSETS                                                                  1995               1996
                                                                                                         ----               ----
                                                                                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents ..................................................................     $   9,668,331      $   5,177,412
  Accounts receivable, net ...................................................................        12,529,696         19,531,486
  Current portion of program broadcast rights ................................................         1,575,325          5,237,707
  Prepaid expenses ...........................................................................           576,697          1,452,114
                                                                                                   -------------      -------------
      Total current assets ...................................................................        24,350,049         31,398,719
                                                                                                   -------------      -------------
Property and Equipment .......................................................................        20,035,715         87,254,038
                                                                                                   -------------      -------------
Intangible Assets ............................................................................        60,420,617        358,122,598
                                                                                                   -------------      -------------
Other Assets:
  Deferred loan costs ........................................................................         5,625,261          9,699,483
  Program broadcast rights, less current portion .............................................           687,320          2,399,652
  Advance to affiliate .......................................................................         3,000,000                 --
  Acquisition costs ..........................................................................           225,359                 --
  Other ......................................................................................           109,000            774,363
                                                                                                   -------------      -------------
                                                                                                       9,646,940         12,873,498
                                                                                                   -------------      -------------
                                                                                                   $ 114,453,321      $ 489,648,853
                                                                                                   =============      =============

                         LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
  Current maturities of notes and leases payable .............................................     $     318,077      $   9,074,052
  Current maturities of program broadcast rights payable .....................................         2,042,643          6,525,990
  Accounts payable and accrued expenses ......................................................         7,824,296          8,617,963
  Deferred revenue ...........................................................................           500,000            689,094
  Due to sellers .............................................................................                --            379,819
                                                                                                   -------------      -------------
      Total current liabilities ..............................................................        10,685,016         25,286,918
                                                                                                   -------------      -------------
Long-Term Liabilities:
  Notes and capital leases payable ...........................................................       135,448,948        254,823,502
  Program broadcast rights payable ...........................................................           632,444          1,951,859
  Deferred revenue ...........................................................................         4,250,000          4,360,159
  Deferred  income taxes .....................................................................                --         57,017,000
                                                                                                   -------------      -------------
                                                                                                     140,331,392        318,152,520
                                                                                                   -------------      -------------
Stockholder's  Equity (Deficit):
  Common stock, no par, authorized 200 shares;
    issued 179.09 shares .....................................................................         1,046,500          1,046,500
  Additional paid-in capital .................................................................         2,758,178        150,062,353
  Accumulated (deficit) ......................................................................       (38,886,616)        (3,418,289)
                                                                                                   -------------      -------------
                                                                                                     (35,081,938)       147,690,564
  Less 30.24 shares held in treasury .........................................................         1,481,149          1,481,149
                                                                                                   -------------      -------------
                                                                                                     (36,563,087)       146,209,415
                                                                                                   -------------      -------------
                                                                                                   $ 114,453,321      $ 489,648,853
                                                                                                   =============      =============

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                                               Three Months Ended                       Nine Months Ended
                                                                    September 30,                          September 30,
                                                        ---------------------------------         ------------------------------
                                                             1995                 1996                 1995               1996
                                                            -----                 ----                 ----               ----
Net revenues ...................................        $ 12,191,053         $ 29,786,193         $ 36,249,711         $ 59,901,221
                                                        ------------         ------------         ------------         ------------
Operating expenses:
  Selling, technical and program
    expenses ...................................           5,342,943           14,337,337           15,387,649           27,878,366
  General and administrative ...................           1,975,322            4,983,063            5,767,239            9,676,914
  Depreciation and amortization ................           1,415,123            7,799,972            3,539,627           11,869,265
  Corporate ....................................             417,980              693,375            1,115,739            1,780,809
                                                        ------------         ------------         ------------         ------------
                                                           9,151,368           27,813,747           25,810,254           51,205,354
                                                        ------------         ------------         ------------         ------------

      Operating income .........................           3,039,685            1,972,446           10,439,457            8,695,867
                                                        ------------         ------------         ------------         ------------

Financial income (expense):
  Interest expense:
    Cash interest ..............................          (4,028,327)          (6,854,643)         (11,128,222)         (15,734,623)
    Other interest .............................            (148,908)            (343,794)            (485,914)            (660,322)
                                                        ------------         ------------         ------------         ------------
                                                          (4,177,235)          (7,198,437)         (11,614,136)         (16,394,945)
  Interest income ..............................             121,999               34,620              331,690              247,054
                                                        ------------         ------------         ------------         ------------
                                                          (4,055,236)          (7,163,817)         (11,282,446)         (16,147,891)
                                                        ------------         ------------         ------------         ------------
      Net (loss) before income
        tax benefit and extra-
        ordinary item ..........................          (1,015,551)          (5,191,371)            (842,989)          (7,452,024)

Income tax benefit .............................                  --            1,847,474                   --            1,847,474
                                                        ------------         ------------         ------------         ------------

      Net (loss) before extra-
        ordinary item ..........................          (1,015,551)          (3,343,897)            (842,989)          (5,604,550)

Extraordinary item:
  Gain on early extinguishment
    of debt ....................................                  --                   --            6,863,762                   --
                                                        ------------         ------------         ------------         ------------
      Net income (loss) ........................        $ (1,015,551)        $ (3,343,897)        $  6,020,773         $ (5,604,550)
                                                        ============         ============         ============         ============

                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)


                                                              Additional         Accumulated
                                               Common           Paid-In            Equity            Treasury
                                                Stock           Capital           (Deficit)            Stock              Total
                                                -----           -------           ---------            -----              -----
Balance at December 31, 1995 ..........    $   1,046,500      $   2,758,178      $ (38,886,616)     $ (1,481,149)     $ (36,563,087)

Contribution of Additional
  Paid-In Capital by parent in
  connection with acquisitions .........             --         188,377,052                 --                --        188,377,052

Reclassification of accumulated
  deficit due to change in
  income tax status ....................             --         (41,072,877)        41,072,877                --                 --
Net (loss) .............................             --                 --          (5,604,550)               --         (5,604,550)
                                             -----------      -------------      -------------      -------------     -------------
Balance at September 30, 1996 ..........     $ 1,046,500      $ 150,062,353      $  (3,418,289)     $  (1,481,149)    $ 146,209,415
                                             ===========      =============      =============      =============     =============


                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (Unaudited)



                                                                                                       1995                1996
                                                                                                       ----                ----
Cash Flows From Operating Activities
  Net income (loss) ......................................................................       $   6,020,773        $  (5,604,550)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Amortization of program broadcast rights ...........................................           1,619,464            2,832,189
      Depreciation and amortization ......................................................           2,288,671            8,249,682
      (Gain) on early extinguishment of debt .............................................          (6,863,762)                 --
      Amortization of  intangibles and deferred loan costs ...............................           1,720,387            4,310,329
      (Gain) on sale of property and equipment ...........................................             (13,707)             (34,862)
      Payment of deferred and contingent interest ........................................          (4,405,746)                 --
      Payment of prepayment premiums .....................................................          (2,748,896)                 --
      Other ..............................................................................              31,691                  --
  Change in assets and liabilities, net of effects of station acquisitions:
      Receivables ........................................................................            (952,661)           3,912,841
      Due from sellers ...................................................................                 --             2,821,334
      Prepaid expenses ...................................................................            (247,071)            (307,648)
      Payments on program broadcast rights payable .......................................          (1,574,133)          (1,896,086)
      Accounts payable and accrued expenses ..............................................           1,106,017           (3,001,126)
      Deferred income ....................................................................                 --              (423,158)
      Contingent and deferred interest payable ...........................................             567,533                  --
      Deferred income taxes ..............................................................                 --            (1,855,778)
                                                                                                 -------------        -------------
        Net cash (used in) provided by operating activities ..............................          (3,451,440)           9,003,167
                                                                                                 -------------        -------------
Cash Flows From Investing Activities
  Purchase of property and equipment .....................................................            (856,537)          (2,644,579)
  Proceeds from sale of equipment ........................................................              70,162              187,300
  Payment for acquisitions of stations, net of cash ......................................         (26,686,909)        (321,848,468)
  Reimbursement for equipment purchases ..................................................                 --                79,198
  Purchase of securities .................................................................                 --              (663,937)
  Other ..................................................................................              10,665                3,616
                                                                                                 -------------        -------------
        Net cash (used in) investing activities ..........................................         (27,462,619)        (324,886,870)
                                                                                                 -------------        -------------
Cash Flows From Financing Activities
  Principal payments on notes, including capital lease payables ..........................         (96,254,583)            (249,726)
  Proceeds from long term borrowing ......................................................         135,000,000          128,000,000
  Contribution of paid-in capital by parent ..............................................                 --           188,377,052
  Payment of debt acquisition costs ......................................................          (5,646,723)          (4,734,542)
                                                                                                 -------------        -------------
        Net cash provided by financing activities ........................................          33,098,694          311,392,784
                                                                                                 -------------        -------------
        Net increase (decrease) in cash and cash equivalents .............................           2,184,635           (4,490,919)

Cash and cash equivalents:
  Beginning ..............................................................................           4,617,242            9,668,331
                                                                                                 -------------        -------------
  Ending .................................................................................       $   6,801,877        $   5,177,412
                                                                                                 =============        =============


                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (Unaudited)

                                                                                                  1995                    1996
                                                                                                  ----                    ----
Supplemental Disclosures of Cash Flow Information
    Cash payments for interest ...................................................           $  13,630,495            $  19,450,026
                                                                                             =============            =============
Supplemental Schedule of Noncash Investing and Financing
  Activities
    Acquisition of program broadcast rights ......................................           $   2,113,646            $   3,679,322
    Note payable and capital lease obligation
      incurred for purchase of equipment .........................................                 197,288                  380,253
    Equipment acquired by barter transactions ....................................           $     306,221            $      62,555
                                                                                             =============            =============
  Acquisitions of stations:
    Cash purchase price ..........................................................           $  26,686,909            $ 321,848,468
                                                                                             =============            =============
    Net working capital acquired, net of cash $535,810 in 1996 ...................           $       7,565            $   9,840,537
    Property and equipment acquired at fair market value .........................               7,533,196               72,533,059
    Intangible assets acquired ...................................................              21,283,326              301,351,989
    Deferred income taxes assumed ................................................                     --               (58,872,778)
    Other, net ...................................................................                (137,178)                 221,020
                                                                                             -------------            -------------
                                                                                                28,686,909              325,073,827
    Less:  Application of deposit ................................................              (2,000,000)              (3,225,359)
                                                                                             -------------            -------------
                                                                                             $  26,686,909            $ 321,848,468
                                                                                             =============            =============

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(NOTE A) - NATURE OF BUSINESS AND BASIS OF PRESENTATION

        NATURE OF BUSINESS: Benedek Broadcasting Corporation ("Benedek Broadcasting") is a wholly owned subsidiary of Benedek Communications Corporation ("BCC") and operates twenty-two television stations located throughout the United States which operate under network affiliation contracts. The networks provide programs to the affiliated stations and the stations sell commercial time during the programs to national, regional, and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis.

        BASIS OF PRESENTATION: The unaudited consolidated financial statements include the accounts of Benedek Broadcasting and Benedek License Corporation ("BLC"), a wholly owned subsidiary. All significant intercompany items and transactions have been eliminated in the unaudited consolidated financial statements. The financial statements include all adjustments, consisting of normal and recurring adjustments, which are considered necessary in the opinion of management for the fair presentation of the financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1996. These financial statements do not include all the information and footnotes required by generally accepted accounting principles.

        Operating results for the three and nine month periods ended September 30, 1995 and 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

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

        On June 6, 1996, two acquisition agreements entered into during 1995 were consummated. The first agreement provided for the acquisition of the assets of the television broadcasting division of Stauffer Communications, Inc., which owned five television stations for a total purchase price of $54,500,000. The second agreement was to acquire all the issued and outstanding shares of capital stock of Brissette Broadcasting Corporation which owned and operated eight television stations for a purchase price of $270,000,000. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of operations for the acquired stations are included in the consolidated financial statements since the date of acquisition. Also, the purchase price has been allocated to acquired assets and liabilities based on their relative fair values as of the closing date.

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (Unaudited)

        The pro forma results of operations for the three months ended September 30, 1995 and 1996 and the nine months ended September 30, 1995 and 1996 assuming the acquisitions had taken place on January 1, 1995 are as follows:

                                            Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                            ----------------------------    ---------------------------
                                                1995            1996            1995            1996
                                                ----            ----            ----            ----
Net revenue .............................   $ 28,091,356     $29,786,194   $  87,845,440    $ 89,681,253

Operating expenses ......................     25,859,503      27,813,737      77,330,984      81,131,995
Financial expenses ......................      7,171,357       7,163,829      21,512,833      21,379,058
                                            ------------     -----------   ------------     ------------
   (Loss) before income taxes
     and  extraordinary item ............     (4,939,504)     (5,191,372)    (10,998,377)    (12,829,800)
Income  tax benefit .....................      1,415,802       1,016,549       4,985,293       3,526,813
                                            ------------     -----------   ------------     ------------
     Net (loss) before extraordinary item     (3,523,702)     (4,174,823)     (6,013,084)     (9,302,987)
Extraordinary item ......................            --              --        6,863,762             --
                                            ------------     -----------   ------------     ------------
     Net income (loss) ..................   $ (3,523,702)    $(4,174,823)  $    850,678     $ (9,302,987)
                                            ============     ===========   ============     ============
Broadcast cash flow(1) ..................   $ 10,885,239     $11,285,131   $ 35,902,089     $ 34,112,707
                                            ============     ===========   ============     ============

        (1)Broadcast cash flow is defined as operating income before financial income (expense) as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights, corporate expenses and noncash compensation less payments for program broadcast rights.

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

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (Unaudited)

        On April 18, 1996, Benedek Broadcasting formed BLC for the purpose of holding the licenses and authorizations issued by the FCC, in connection with the operations of the Stations. Concurrently with the acquisitions described above, Benedek Broadcasting Company, L.L.C., which had been formed in 1995 for the same purposes and was holding the licenses of Benedek Broadcasting stations, was merged into BLC with the result that all licenses of the acquired stations were transferred to BLC. This was accounted for in a manner similar to that in pooling-of-interests accounting.

(NOTE C) - LONG-TERM DEBT

        As part of the financing transactions described in (Note B), on June 6, 1996 Benedek Broadcasting entered into a new credit agreement which includes two Term Loan Facilities consisting of (i) a Series A Facility of $70,000,000 at a fluctuating rate per annum (currently 8.81%) and (ii) a Series B Facility of $58,000,000 at a fluctuating rate per annum (currently 9.31%). The Term Loan Facilities provide for quarterly principal payments until final maturity (except in the first year during which payments will be on a semiannual basis). The Series A Facility and the Series B Facility will mature five years and six and one-half years, respectively, after the closing. Benedek Broadcasting will be required to make scheduled aggregate amortization payments on the Series A and Series B Facilities, as follows: during the first year after closing, $6.0 million; during the second year after closing, $11.0 million; during the third year after closing, $14.5 million; during the fourth year after closing, $16.0 million; during the fifth year after closing, $27.5 million; during the sixth year after closing, $15.0 million; and during the first half of the seventh year after closing, $38.0 million.

        The credit agreement also includes a Revolving Credit Facility of $15,000,000, which would bear interest at a base rate plus a spread. There were no borrowings on the revolver as of September 30, 1996.

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

        At September 30, 1996, Benedek Broadcasting did not meet certain financial ratios contained in its credit agreement. The lenders under the credit agreement have agreed to waive such noncompliance. In connection with such waiver, Benedek Broadcasting agreed that for so long as its ratio of debt to Adjusted EBITDA (as defined in the credit agreement) is in excess of 7.00:1.00, the Term Loan Facilities will bear interest at an additional spread of 25 basis points from that originally provided for in the credit agreement.

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

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (Unaudited)

        The Senior Secured Notes bear interest at the rate of 11 7/8% payable semiannually on March 1 and September 1 of each year and mature in March 2005. The Senior Secured Notes may be redeemed by Benedek Broadcasting in whole or in part after March 1, 2000 subject to certain prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and sales of assets, among others. Benedek Broadcasting was in compliance with these covenants at September 30, 1996.

        The Senior Secured Notes are collateralized by Benedek Broadcasting's 100% interest in BLC, certain agreements and contract rights related to the stations which include network affiliation agreements and certain general intangibles.

        Notes payable consist of the following:

                                                                   September 30,
                                                                       1996
                                                                       -----
Senior Secured Notes ..................................             $135,000,000
Term loan Series A ....................................               70,000,000
Term loan Series B ....................................               58,000,000
Capital leases and other ..............................                  897,554
                                                                    ------------
                                                                     263,897,554
Less current maturities ...............................                9,074,052
                                                                    ------------
                                                                    $254,823,502
                                                                    ------------
                                                                    ------------

(NOTE D) - INCOME TAX MATTERS AND CHANGE IN TAX STATUS

        Prior to the consummation of the acquisitions and the related financing, Benedek Broadcasting, with the consent of its stockholder, elected to be taxed under sections of federal and state income tax law as an "S Corporation", which provided that, in lieu of corporation income taxes, the stockholder separately accounted for Benedek Broadcasting's income, deductions, losses and credits. Benedek Broadcasting's election to be taxed as an "S" Corporation automatically terminated concurrently with the consummation of the acquisitions described in Note B. Benedek Broadcasting is now subject to federal and state income taxes. As a result, on June 6, 1996 Benedek Broadcasting recorded a net deferred tax asset of approximately $3,550,000 which was offset by a valuation allowance of the same amount. Management believes a benefit will be realized to the extent of this net deferred tax asset as a result of the acquisition. Thus, the valuation allowance was eliminated and accounted for as part of the acquisition.

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

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (Unaudited)

        Under the  provision  of Statement  of  Financial  Accounting  Standards
(SFAS) No. 109, the deferred tax assets and liabilities, resulting principally from the acquisitions explained in Note B, consist of the following components:

                                                                       September 30,
                                                                            1996
                                                                            ----
Deferred tax assets:
   Loss carryforwards ................................................   $ 3,501,225
   Nondeductible allowances and other ................................     1,089,644
   Network  agreement ................................................     1,750,000
                                                                         -----------
                                                                           6,340,869
                                                                         -----------
Deferred tax liabilities:
   Property and  equipment ...........................................    15,252,026
   Intangibles .......................................................    48,105,843
                                                                         -----------
                                                                          63,357,869
                                                                         -----------
Net deferred tax liability ...........................................  $(57,017,000)
                                                                         ===========

        At September 30, 1996, a valuation allowance has not been established since in the opinion of management, it is more likely than not that the deferred tax assets will be realized.

        Under the provisions of the Internal Revenue Code, Benedek Broadcasting has approximately $7,200,000 of net operating loss carryforwards available to offset future tax liabilities of Benedek Broadcasting.

        Reconciliation of the statutory federal income tax rate to the Benedek Broadcasting's effective tax rate is as follows:


                                                                         Three Months                  Nine Months
                                                                      Ended September 30,           Ended September 30,
                                                                      -------------------          --------------------
                                                                        1995          1996          1995         1996
                                                                        ----          ----          ----          ----
Computed "expected" income tax benefit .......................         (35.0)%       (35.0)%       (35.0)%       (35.0)%
State income taxes, net of federal effect ....................            --          (5.0)           --          (5.0)
Loss allocated to stockholder due to "S"
   Corporation status ........................................          26.5            --           4.0           8.3
Intangible amortization not deductible for
   tax purposes ..............................................           7.3           6.0          26.4           6.5
Other, net ...................................................           1.2          (1.6)          4.6           0.4
                                                                        ----          ----          ----          ----
Effective tax rate ...........................................            --%        (35.6)%          --%        (24.8)%
                                                                        ====          ====          ====          ====

                           BENEDEK LICENSE CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)



                                                                                              December 31,          September 30,
                         ASSETS                                                                  1995                    1996
                                                                                                 ----                    ----
                                                                                                                      (Unaudited)
Federal Communication Commission (FCC)
  Licenses, at cost, less accumulated amortization of $326,312
     and $1,524,955 for 1995 and 1996, respectively ..............................           $  15,304,138            $ 124,294,374
Goodwill, less accumulated amortization of $216,030 ..............................                      --               34,348,770
                                                                                             -------------            -------------
                                                                                             $  15,304,138            $ 158,643,144
                                                                                             =============            =============

                          LIABILITIES AND STOCKHOLDER'S EQUITY
Deferred tax liability ...........................................................           $      --                $  33,999,000
                                                                                             -------------            -------------
Stockholder's Equity:
  Common stock, $0.01 par authorized 3,000 shares,
     issued 100 shares, outstanding 99 shares ....................................                      --                        1
Additional paid-in capital .......................................................              16,211,650              126,400,528
Note receivable ..................................................................                (581,200)                      --
Accumulated deficit ..............................................................                (326,312)              (1,175,185)
                                                                                             -------------            -------------
                                                                                                15,304,138              125,225,344
Less one share held in treasury ..................................................                      --                  581,200
                                                                                             -------------            -------------
                                                                                                15,304,138              124,644,144
                                                                                             -------------            -------------
                                                                                             $  15,304,138            $ 158,643,144
                                                                                             =============            =============

                          BENEDEK LICENSE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         For the Period     Nine Months
                                                                                            February 28,      Ended
                                                                      Three Months         1995 Through     Sept. 30,
                                                                    Ended Sept. 30,       Sept. 30, 1995      1996
                                                              --------------------------  -----------------------------
                                                                  1995          1996
                                                                  ----          ----
Operating expense, amortization ...................           $  121,880    $ 1,013,482   $  220,291       $ 1,414,673
                                                              ----------     ----------    ---------        ----------
Net (loss) before income tax
  benefit .........................................           $ (121,880)   $(1,013,482)  $ (220,291)      $(1,414,673)

Income tax benefit ................................                   --        565,800           --           565,800
                                                              ----------     ----------   ----------        ----------
    Net (loss) ....................................           $ (121,880)    $ (447,682)  $ (220,291)      $  (848,873)
                                                              ==========     ==========   ==========        ==========

                          BENEDEK LICENSE CORPORATION
                       STATEMENT OF STOCKHOLDER'S EQUITY
                      Nine Months Ended September 30, 1996
                                   (Unaudited)

                                              Additional
                                  Common        Paid-in          Note      Accumulated  Treasury
                                   Stock        Capital       Receivable     Deficit      Stock          Total
                                   -----        -------       ----------     -------      -----          -----
Balance at December 31, 1995 ....  $  --     $ 16,211,650   $  (581,200) $  (326,312) $       --      $  15,304,138

Acquisition of treasury stock
  through cancellation of note
  receivable ....................     --               --       581,200           --    (581,200)                --
Exchange of common stock for
  membership interests in LLC ...      1               (1)           --           --          --                 --
Capital contribution of FCC
  Licenses from parent ..........     --      110,188,879            --           --          --        110,188,879

Net (loss) ......................     --               --            --     (848,873)         --           (848,873)
                                   -----     ------------   -----------  ------------ ----------      -------------
Balance at September 30, 1996 ...  $   1     $126,400,528   $        --  $(1,175,185) $ (581,200)     $ 124,644,144
                                   =====     ============   ===========  ===========  ==========      =============


                          BENEDEK LICENSE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              For the Period
                                                                                               February 25,            Nine Months
                                                                                               1995 Through              Ended
                                                                                               Sept. 30, 1995        Sept. 30, 1996
                                                                                               ---------------       --------------
Cash flows from operating activities
  Net (loss) ......................................................................             $   (220,291)          $   (848,873)
  Adjustment to reconcile net (loss) to net cash provided by operating activities:
      Amortization ................................................................                  220,291              1,414,673
      Decrease in deferred tax liability ..........................................                      --                (565,800)
                                                                                                ------------           ------------
        Net cash provided by operating activities .................................                      --                     --
                                                                                                ------------           ------------
        Net change in cash ........................................................                      --                     --

Cash:
  Beginning .......................................................................                      --                     --
                                                                                                ------------           ------------
  Ending ..........................................................................             $        --            $        --
                                                                                                ============           ============
Supplemental schedule of noncash investing and
  financing activities
  FCC licenses acquired by issuing membership certificates ........................             $ 15,630,450           $        --
  FCC licenses acquired by contribution of capital ................................                      --             110,188,879
  Notes received for issuance of membership certificates ..........................                  581,200                    --
  Acquisition of treasury stock through cancellation of note
    receivable ....................................................................             $        --            $    581,200
                                                                                                ============           ============

                           BENEDEK LICENSE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(NOTE A) -  NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

        NATURE OF BUSINESS: Benedek License Corporation ("BLC") is a wholly owned subsidiary of Benedek Broadcasting Corporation ("Benedek Broadcasting"). BLC was formed on April 18, 1996 to own and hold the Federal Communication Commission ("FCC") licenses for the twenty-two television stations owned by Benedek Broadcasting which are located throughout the United States.

        BASIS OF PRESENTATION: The financial statements include all adjustments, consisting of normal and recurring adjustments, which are considered necessary in the opinion of management for the fair presentation of the financial position as of September 30, 1996 and the results of operations and cash flows for the period February 28, 1995 through September 30, 1995 and the nine months ended September 30, 1996. These financial statements do not include all the information and footnotes required by generally accepted accounting principles.

        Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

(NOTE B) - BUSINESS COMBINATION

        On June 6, 1996, Benedek Broadcasting Company, L.L.C. (the "LLC"), a 99% owned subsidiary of Benedek Broadcasting, was merged into BLC. Since these entities had identical stockholder ownership, this was accounted for in a manner similar to a pooling-of-interests and the results of operations are included for the above mentioned periods since the formation of the LLC on February 28, 1995.

(NOTE C) - ACQUISITIONS

        On June 6, 1996, Benedek Broadcasting acquired thirteen television stations including their respective FCC licenses. These licenses and the related goodwill and deferred tax liabilities were transferred on that day to BLC as contributed capital based on the pro rata share of the allocated purchase price paid by Benedek Broadcasting.

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

                          BENEDEK LICENSE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

     Under the provision of Statement of Financial Accounting Standards (SFAS) No. 109, the deferred tax assets and liabilities, consist of the following components:

                                                                   September 30,
                                                                        1996
                                                                   -------------
              Deferred tax assets:
                 Loss carryforwards .............................. $     615,300
              Deferred tax liability:
                 FCC licenses ....................................    34,614,300
                                                                    ------------
                       Net deferred tax liability... .............  $(33,999,000)
                                                                    ============

        At September 30, 1996, a valuation allowance has not been established since in the opinion of management, it is more likely than not that the deferred tax assets will be realized.

        Under the provisions of the Internal Revenue Code, BLC has approximately $1,533,000 of net operating loss carryforwards available to offset future tax liabilities of the BLC and its parent.

        Reconciliation of the statutory federal income tax rate to the BLC's effective tax rate is as follows:

                                                                                             For the Period
                                                                                               February 28,   Nine Months
                                                                     Three Months             1995 Through      Ended
                                                                          Ended                 September     September
                                                                       September 30,            30, 1995      30, 1996
                                                                 -----------------------        ---------     ---------
                                                                   1995             1996            1995        1996
                                                                   ----             ----            ----        ----
Computed "expected" income tax benefit ....................       (35.0)%         (35.0)%         (35.0)%       (35.0)%
State income taxes, net of federal effect .................          --            (5.0)             --          (5.0)
Loss allocated to member of LLC ...........................        35.0              --            35.0          11.3
Intangible amortization not deductible for
  tax purposes ............................................          --             8.5              --           6.1
Other, net ................................................          --           (24.3)             --         (17.4)
                                                                  -----           -----           -----         -----
Effective tax rate ........................................          --%          (55.8)%            --%        (40.0)%
                                                                  =====           =====           =====         =====

(NOTE E) - STOCKHOLDER'S EQUITY

        Benedek Broadcasting has pledged 100% of the outstanding common stock of BLC as collateral for the Senior Secured Notes and the Term Loan Facilities issued by Benedek Broadcasting.

        BLC has guaranteed the obligations of Benedek Broadcasting with respect to the Senior Secured Notes and the Term Loan Facilities.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in national and regional economies, competition in the television business, successful integration of acquired television stations, pricing fluctuations in local and national advertising, program ratings and changes in programming costs, among other factors.

        Except as otherwise provided, the financial data set forth below is derived from the historical financial statements of Benedek Broadcasting prepared in accordance with generally accepted accounting principles. Such historical financial data includes the results of operations of five television stations acquired from Stauffer Communications, Inc. (the "Stauffer Stations") and eight television stations acquired from Brissette Broadcasting Corporation (the "Brissette Stations," and together with the Stauffer Stations, the "Acquired Stations") from the date of the acquisition thereof on June 6, 1996. As used herein, "Same Station" data refers to the historical results of operations of all 22 television stations currently owned by Benedek Broadcasting as if such stations were owned by Benedek Broadcasting throughout the periods indicated with pro forma adjustments only for corporate expenses, depreciation and amortization.

        As used herein, "Adjusted EBITDA" is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments for program broadcast rights. "Adjusted EBITDA" as defined in Benedek Broadcasting's Credit Agreement excludes from the foregoing definition certain noncash revenues used in determining operating income. As used herein, "broadcast cash flow" is defined as Adjusted EBITDA plus corporate expenses.

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

        Approximately 54.9% of the gross revenues of Benedek Broadcasting in the nine months ended September 30, 1996 was generated from local and regional advertising, which is sold primarily by a station's sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by Benedek Broadcasting. Benedek Broadcasting generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW (CONTINUED)

        Local/regional advertising and national advertising constitute the largest categories of Benedek Broadcasting's operating revenues and represent approximately 82.2% of gross revenues for the nine months ended September 30, 1996 as compared to 87.1% for the nine months ended September 30, 1995. Although relatively constant as a total percentage of gross revenues, the mix of advertising revenue can vary depending on the level of political advertising revenue. Excluding political advertising revenue, the percentage of gross revenues attributable to local/regional advertising and national advertising of Benedek Broadcasting was 86.1% for the nine months ended September 30, 1996 as compared to 87.9% for the nine months ended September 30, 1995. The decrease was the result of an increase in network compensation of $2.6 million or 125.5%, representing 7.2% of gross revenues (excluding political advertising revenues) for the nine months ended September 30, 1996 as compared to 5.1% of gross revenues (excluding political advertising revenues) for the nine months ended September 30, 1995. For the nine months ended September 30, 1996, Benedek Broadcasting reported net revenues of $59.9 million compared to net revenues of $36.2 million for the nine months ended September 30, 1995. Benedek Broadcasting had a net loss of $5.6 million for the nine months ended September 30, 1996 compared to a net income of $6.0 million (after an extraordinary gain of $6.9 million) for the nine months ended September 30, 1995. Adjusted EBITDA for the nine months ended September 30, 1996 was $21.5 million as compared to $14.0 million for the nine months ended September 30, 1995.

        In December 1995, Benedek Broadcasting entered into new long-term affiliation agreements with CBS effective retroactive to July 1, 1995. In connection with such arrangements, CBS paid Benedek Broadcasting bonus payments of $2.5 million in the fourth quarter of 1995 and $2.5 million in the first quarter of 1996. These payments are being recognized as revenue by the Company at the rate of $0.5 million per year over the ten-year term of the affiliation agreements. In connection with these payments, Benedek Broadcasting also agreed with CBS that, upon the acquisition of the Acquired Stations, the terms of the affiliation agreements for the Acquired Stations which are CBS affiliates would be extended through 2005.

        Benedek Broadcasting's primary operating expenses are employee compensation, programming and depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. Benedek Broadcasting purchases first run and off-network syndicated programming on an ongoing basis and has a policy of closely matching payments for and amortization of program rights in each period. A network-affiliated station receives approximately two-thirds of its required daily programming from the network at no cost. Depreciation and amortization expense has generally declined from period to period as assets acquired at the time of the acquisition of a station are fully depreciated. However, for the nine months ended September 30, 1996, depreciation and amortization increased $8.3 million due to the acquisition of the Acquired Stations. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. Benedek Broadcasting's operating expenses (excluding depreciation and amortization) have remained fairly constant and represent approximately 65.7% of net revenues for the nine months ended September 30, 1996 as compared to 61.4% of net revenues for the nine months ended September 30, 1995.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW (CONTINUED)

        On March 31, 1995, Benedek Broadcasting acquired for a cash purchase price of $28.7 million, substantially all of the assets (excluding cash and accounts receivable) of the CBS affiliate serving both Dothan, Alabama and Panama City, Florida (the "Dothan Station").

        On June 6, 1996, Benedek Broadcasting acquired substantially all of the broadcast television assets (including working capital of approximately $1.6 million) of the Stauffer Stations consisting of five principal broadcast television stations and four satellite broadcast television stations for a purchase price of $54.5 million. The principal stations acquired by Benedek Broadcasting were KCOY-TV, Santa Maria, California; WIBW-TV, Topeka, Kansas; KMIZ-TV, Columbia, Missouri; KGWC-TV. Casper, Wyoming; and KGWN-TV, Cheyenne, Wyoming. KGWC-TV operates two satellite stations, KGWL-TV, Lander, Wyoming, and KGWR-TV, Rock Springs, Wyoming, both of which rebroadcast the programming of KGWC-TV. KGWN-TV operates two satellite stations, KSTF-TV, Scottsbluff, Nebraska and KTVS-TV, Sterling, Colorado, both of which rebroadcast the programming of KGWN-TV. All of the Stauffer Stations are affiliated with CBS, except for KMIZ-TV, Columbia, Missouri, which is affiliated with ABC.

        On June 6, 1996, Benedek Broadcasting acquired all of the capital stock of Brissette Broadcasting Corporation ("Brissette") for $270.0 million in cash and preferred stock. All of the outstanding indebtedness of Brissette was paid in full by the sellers at the closing. Pursuant to the Brissette purchase agreement, at the closing Brissette was required to have working capital of at least $8.8 million and any amount in excess thereof was to be paid to the sellers. By acquiring all of the capital stock of Brissette, Benedek Broadcasting acquired eight network-affiliated television stations including
WMTV-TV, the NBC affiliate serving Madison, Wisconsin; WWLP-TV, the NBC affiliate serving Springfield, Massachusetts; WILX-TV, the NBC affiliate serving Lansing, Michigan; WHOI-TV, the ABC affiliate serving Peoria, Illinois; WSAW-TV, the CBS affiliate serving Wausau, Wisconsin; WTRF-TV, the CBS affiliate serving Wheeling, West Virginia and Steubenville, Ohio; KAUZ-TV, the CBS affiliate serving Wichita Falls, Texas; and KOSA-TV, the CBS affiliate serving Odessa, Texas. Of the $270.0 million paid for the capital stock of Brissette, $225.0 million was paid in cash and $45.0 million was paid by the issuance to GECC and Mr. Paul Brissette of the junior preferred stock of BCC.

        Benedek Broadcasting has included Adjusted EBITDA and broadcast cash flow data because such data is used by certain investors to measure a company's ability to service debt. Adjusted EBITDA is used to pay principal and interest on long-term debt and to fund capital expenditures. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in Benedek Broadcasting's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW (CONTINUED)

        The following table sets forth certain historical results of operations (in thousands) for the three and nine months ended September 30, 1995 and 1996. The table includes the results of operations of the Acquired Stations only from the closing date of June 6, 1996.

                                                                        Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                                        ----------------------------    ---------------------------
                                                                               1995         1996            1995       1996
                                                                               ----         ----            ----       ----
Operating income .........................................................   $  3,040    $  1,972        $ 10,439    $  8,696
  Add:
    Amortization of program
      broadcast rights ...................................................        537       1,530           1,619       2,832
    Depreciation and amor-
      tization ...........................................................      1,416       7,800           3,540      11,869
    Corporate expenses ...................................................        418         693           1,116       1,781
Less:
  Payments for program
    broadcast liabilities ................................................       (537)       (710)         (1,574)     (1,896)
                                                                             --------    --------        --------    --------
Broadcast cash flow ......................................................   $  4,874    $ 11,285        $ 15,140    $ 23,282
                                                                             ========    ========        ========    ========

     The following Same Station information (in thousands) gives effect to the acquisitions of the Dothan Station and Brissette and Stauffer Stations as if such transactions were consummated on January 1, 1995. The Same Station information for the three months and nine months ended September 30, 1995 and 1996 does not purport to represent what Benedek Broadcasting's results of operations would have been if such transactions had been effected at such date and do not purport to project results of operations of Benedek Broadcasting in any future period.

                                                               Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                               ----------------------------          ---------------------------
                                                                 1995               1996               1995              1996
                                                                 ----               ----               ----              ----
Net revenues ...........................................       $28,092            $29,786            $87,845            $89,681

Operating expenses:
  Selling, technical and
    program expenses ...................................        12,672             14,337             38,027             41,764
  General and administrative ...........................         4,590              4,984             13,964             14,761
  Depreciation and amorti-
    zation .............................................         7,965              7,800             23,319             22,564
  Corporate ............................................           635                693              2,021              2,043
                                                               -------            -------            -------            -------
                                                                25,862             27,814             77,331             81,132
                                                               -------            -------            -------            -------
Operating income .......................................       $ 2,230            $ 1,972            $10,514            $ 8,549
                                                               =======            =======            =======            =======


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW (CONTINUED)


                               Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                               ----------------------------   ----------------------------
                                   1995            1996           1995         1996
                                   ----            ----           ----         ----
Broadcast cash flow ........    $ 10,885        $ 11,285        $ 35,902     $ 34,113
Broadcast cash flow margin .        38.7%           37.9%           40.9%        38.0%
Adjusted EBITDA ............      10,250          10,592          33,881       32,069
Adjusted EBITDA margin .....        36.5%           35.6%           38.6%        35.8%


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

        Net revenues for the three months ended September 30, 1996 increased $17.6 million or 144.3% to $29.8 million from $12.2 million for the three months ended September 30, 1995 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations which increased net revenue by $17.8 million. On a Same Station basis, net revenues for the three months ended September 30, 1996 increased $1.7 million or 6.0% from the three months ended September 30, 1995. On a Same Station basis, political advertising revenue for the three months ended September 30, 1996 increased by $2.1 million to $2.3 million. Gross revenues on a Same Station basis excluding political advertising revenue decreased $0.2 million or 0.5% from the three months ended September 30, 1995.

        Net revenues during the three month period ended September 30, 1996 were adversely affected by unexpected weakness in advertising revenues for Benedek Broadcasting's 12 CBS affiliated stations and six ABC affiliated stations which experienced a decline in audience shares. On a Same Station basis, net revenues of Benedek Broadcasting's CBS affiliated stations increased by 0.3% and net revenues of Benedek Broadcasting's ABC affiliated stations increased by 0.3%, while net revenues of Benedek Broadcasting's NBC affiliated stations increased by 23.8%.

        Operating expenses for the three months ended September 30, 1996 increased $18.6 million or 203.9% to $27.8 million from $9.2 million for the three months ended September 30, 1995. Of the increase in operating expenses, $17.4 million was attributable to the acquisition of the Acquired Stations. As a percentage of net revenues, operating expenses increased to 93.4% from 75.0% in the three months ended September 30, 1995, primarily as a result of an increase of $6.4 million in depreciation and amortization expense. On a Same Station basis, operating expenses for the three months ended September 30, 1996 increased $2.0 million or 7.6% from the three months ended September 30, 1995. Operating expenses as a percentage of net revenues on a Same Station basis increased from 92.0% for the three months ended September 30, 1995 to 93.4% in the three months ended September 30, 1996.

        Operating income for the three months ended September 30, 1996 decreased $1.0 million or 35.1% to $2.0 million from $3.0 million for the three months ended September 30, 1995.

        Financial (expenses), net for the three months ended September 30, 1996 increased $3.1 million or 76.7% to $7.2 million from $4.1 million in the three months ended September 30, 1995, due to Benedek Broadcasting's higher debt level following the completion of the financing of the purchase price for the Acquired Stations in June 1996.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW (CONTINUED)

        Income tax benefit for the three months ended September 30, 1996 was $1.8 million compared to none for the three months ended September 30, 1995. Reductions in the deferred tax liabilities related to the acquisitions and the creation of deferred tax assets generated the income tax benefit for the three months ended September 30, 1996. For the three months ended September 30, 1995 Benedek Broadcasting recognized no income tax benefit due to its "S" Corporation status.

        Net loss for the three months ended September 30, 1996 was $3.3 million as compared to net loss of $1.0 million for the three months ended September 30, 1995.

        Broadcast cash flow for the three months ended September 30, 1996 increased $6.4 million or 131.5% to $11.3 million from $4.9 million for the three months ended September 30, 1995 primarily as a result of the acquisition of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 37.9% for the three months ended September 30, 1996 from 40.0% for the three months ended September 30, 1995. On a Same Station basis, broadcast cash flow for the three months ended September 30, 1996 increased $0.4 million or 3.7% to $11.3 million from $10.9 million for the three months ended September 30, 1995. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis decreased to 37.9% for the three months ended September 30, 1996 from 38.7% for the three months ended September 30, 1995.

        The decrease in broadcast cash flow and broadcast cash flow margin on a Same Station basis for the three month period ended September 30, 1996 was primarily related to an increase in operating expenses used in determining broadcast cash flow and to lower than expected net revenues. Such operating expenses increased by $1.6 million or 15.7% at the Acquired Stations for the three months ended September 30, 1996 from the comparable period in 1995 and by $0.5 million or 6.8% at Benedek Broadcasting's previously owned stations.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

        Net revenues for the nine months ended September 30, 1996 increased $23.6 million or 65.2% to $59.9 million from $36.3 million for the nine months ended September 30, 1995 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations which increased net revenue by $22.8 million. On a Same Station basis, net revenues for the nine months ended September 30, 1996 increased $1.8 million or 2.1% from the nine months ended September 30, 1995. Political advertising revenue on a Same Station basis for the nine months ended September 30, 1996 increased by $3.4 million to $3.9 million. Gross revenues on a Same Station basis excluding political advertising revenue decreased $1.1 million or 1.1% from the nine months ended September 30, 1995.

        Net revenues during the nine month period ended September 30, 1996 were adversely affected by unexpected weakness in advertising revenues for Benedek Broadcasting's 12 CBS affiliated stations and six ABC affiliated stations which experienced a decline in audience shares. On a Same Station basis, net revenues of Benedek Broadcasting's CBS affiliated stations decreased by 2.8% and net revenues of Benedek Broadcasting's ABC affiliated stations increased by 3.4%, while net revenues of Benedek Broadcasting's NBC affiliated stations increased by 9.2%.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995 (CONTINUED)

        Operating expenses for the nine months ended September 30, 1996 increased $25.4 million or 98.4% to $51.2 million from $25.8 million for the nine months ended September 30, 1995. As a percentage of net revenues, operating expenses increased to 85.5% from 71.2% in the nine months ended September 30, 1995, as a result of the acquisition of the Acquired Stations. On a Same Station basis, operating expenses for the nine months ended September 30, 1996 increased $3.8 million or 4.9% from the nine months ended September 30, 1995. Operating expenses as a percentage of net revenues on a Same Station basis increased from 88.0% for the nine months ended September 30, 1995 to 90.5% in the nine months ended September 30, 1996. The increases in operating expenses and operating expense as a percentage of net revenues on a Same Station basis resulted in part from increased expenses at certain of the Acquired Stations during the second quarter prior to their acquisition by Benedek Broadcasting.

        Operating income for the nine months ended September 30, 1996 decreased $1.7 million or 16.7% to $8.7 million from $10.4 million for the nine months ended September 30, 1995.

        Financial (expenses), net for the nine months ended September 30, 1996 increased $4.9 million or 43.1% to $16.1 million from $11.3 million in the nine months ended September 30, 1995 due to Benedek Broadcasting's higher debt level following the completion of the financing of the purchase price for the Acquired Stations in June 1996 and the offering of the Senior Secured Notes in March 1995.

        Income tax benefit for the nine months ended September 30, 1996 was $3.1 million compared to none for the nine months ended September 30, 1995. The income tax benefit for the nine months ended September 30, 1996 was attributable to the reduction in deferred tax liabilities assumed in the acquisitions and the creation of deferred tax assets. The income tax benefit was less than expected for the nine months ended September 30, 1996 due to Benedek Broadcasting's "S" Corporation status prior to the acquisitions. There was no income tax benefit for the nine months ended September 30, 1995 due to Benedek Broadcasting's "S" Corporation status.

        Net loss for the nine months ended September 30, 1996 was $5.6 million as compared to net income of $6.0 million for the nine months ended September 30, 1995. The nine months ended September 30, 1995 also included an extraordinary gain of $6.9 million on the early extinguishment of debt.

        Broadcast cash flow for the nine months ended September 30, 1996 increased $8.2 million or 53.8% to $23.3 million from $15.1 million for the nine months ended September 30, 1995 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 38.9% for the nine months ended September 30, 1996 from 41.8% for the nine months ended September 30, 1995. On a Same Station basis, broadcast cash flow for the nine months ended September 30, 1996 decreased $1.8 million or 5.0% to $34.1 million from $35.9 million for the nine months ended September 30, 1995. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis decreased to 38.0% for the nine months ended September 30, 1996 from 40.9% for the nine months ended September 30, 1995.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995 (CONTINUED)

        The decrease in broadcast cash flow and broadcast cash flow margin on a Same Station basis for the nine month period ended September 30, 1996 was primarily related to an increase in operating expenses used in determining broadcast cash flow and to lower than expected net revenues. Such operating expenses increased by $3.8 million or 10.6% at the Acquired Stations for the nine month period ended September 30, 1996 from the comparable period in 1995, while such operating expenses at Benedek Broadcasting's previously owned stations remained flat.

LIQUIDITY AND CAPITAL RESOURCES

        Cash Flows from Operating Activities is the primary source of liquidity for Benedek Broadcasting and were $9.0 million for the nine months ended
September 30, 1996 compared to $(3.5) million for the nine months ended September 30, 1995. For the nine months ended September 30, 1996 cash flows from operating activities included $2.5 million from the bonus payment from CBS. Cash flows from operating activities included $2.8 million of collections on net accounts receivable provided by Stauffer Communications, Inc. Noncash operating expenses, including depreciation and amortization, increased due to the acquisition. Depreciation and amortization caused operating income to decrease by $12.6 million without an effect on cash flow. For the nine months ended September 30, 1995 cash flows from operating activities primarily resulted from the refinancing of substantially all of Benedek Broadcasting's existing long-term debt in March 1995 and the payment of $4.4 million of deferred and contingent interest and $2.7 million of prepayment premiums. In addition, cash used by operations included $6.9 million of noncash gain on early extinguishment of debt.

        Cash Flows from Investing Activities were $(324.9) million for the nine months ended September 30, 1996, compared to $(27.5) million for the nine months ended September 30, 1995. For the nine months ended September 30, 1996, cash flows from investing activities primarily resulted from the payment of $321.8 million for the Acquired Stations. For the nine months ended September 30, 1995 cash flows used in investing activities included $26.7 million paid to acquire the Dothan Stations.

        Cash Flows from Financing Activities were $311.4 million for the nine months ended September 30, 1996 compared to $33.1 million for the nine months ended September 30, 1995. For the nine months ended September 30, 1996 cash flows from financing activities resulted from the proceeds of financing acquisitions. For the nine months ended September 30, 1995 cash flows from financing activities primarily resulted from the issuance in March 1995 of $135.0 million of Benedek Broadcasting's Senior Secured Notes to refinance existing indebtedness and finance the acquisition of the Dothan Station, offset by $96.0 million of principal payments on existing indebtedness.

THE FINANCING PLAN

        Benedek Broadcasting, together with its parent BCC, implemented a financing plan in order to finance the acquisitions of the Acquired Stations and to pay fees and expenses related thereto. The financing plan consisted of (i) the offer and sale by BCC of the Senior Subordinated Discount Notes to generate gross proceeds of $90.2 million, (ii) the sale by BCC of units consisting of redeemable preferred

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FINANCING PLAN (CONTINUED)

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

        The Term Loan Facilities and the revolving credit facility contains certain financial covenants, including, but not limited to, covenants related to cash interest coverage, fixed charge coverage, bank debt/Adjusted EBITDA ratio, total debt/Adjusted EBITDA ratio and minimum Adjusted EBITDA. In addition, the Term Loan Facilities and the revolving credit facility contain other affirmative and negative covenants relating to (among other things) liens, payments on other debt, restricted junior payments

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FINANCING PLAN (CONTINUED)

(excluding distributions from Benedek Broadcasting to BCC) transactions with affiliates, mergers and acquisitions, sales of assets, leases, guarantees and investments. The Term Loan Facilities and the revolving credit facility contain customary events of default for highly-leveraged financings, including certain changes in ownership or control of Benedek Broadcasting or BCC.

        As a result of the lower than expected increases in net revenues on a Same Station basis and the increases in operating expenses on a Same Station basis at certain of the Acquired Stations during the second quarter prior to their acquisition by Benedek Broadcasting as described above, at September 30, 1996, Benedek Broadcasting did not meet certain financial ratios contained in the Credit Agreement. The lenders under the Credit Agreement have agreed to waive such noncompliance. In connection with such waiver, Benedek Broadcasting agreed that for so long as its ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement) is in excess of 7.00:1.00, the Term Loan Facilities will bear interest at an additional spread of 25 basis points from that originally provided for in the Credit Agreement. In addition, the results for the second and third quarters of fiscal 1996 will continue to affect the ability of Benedek Broadcasting to meet financial ratios in the Credit Agreement for the full fiscal 1996 year and during fiscal 1997. During the fourth quarter of 1996, Benedek Broadcasting intends to discuss with its bank lenders a further amendment to the Credit Agreement. Benedek Broadcasting believes such an amendment will be required in order to avoid further noncompliance with financial ratios contained in the Credit Agreement.

        Benedek Broadcasting believes that the financing plan will provide for a long-term financing structure that will allow management to concentrate its efforts on maximizing results of operations. Benedek Broadcasting anticipates that Adjusted EBITDA of Benedek Broadcasting will be sufficient to finance the operating requirements of the Stations, debt service requirements of BCC and presently anticipated capital expenditures until such time that the debt matures or requires payment in full for at least the period until BCC is required to make cash payments in respect of the Notes, the Exchangeable Preferred Stock and the Seller Junior Discount Preferred Stock (approximately five years). Benedek Broadcasting anticipates that capital expenditures of approximately $6.0 million will be required in the aggregate at the Acquired Stations. Such capital expenditures will be financed either from cash provided by operations, borrowings under the Revolving Credit Facility or purchase money financing.

        BCC is a holding company that will derive all of its operating income and Adjusted EBITDA from its sole subsidiary, Benedek Broadcasting, the common stock of which, together with all other assets of BCC, have been pledged to secure BCC's senior guarantee of all indebtedness of Benedek Broadcasting outstanding under the Credit Agreement and in respect of the Senior Secured Notes. As a holding company, BCC's ability to pay its obligations, including its obligation to pay interest on and principal of the Notes, whether at maturity, upon a change of control or otherwise, will be dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to BCC or to make funds available to BCC for debt service or any other obligation. Although the Credit Agreement does not limit the ability of Benedek Broadcasting to pay dividends or make other payments to BCC, the Senior Secured Note Indenture does contain such limitations. As a result of the implementation of the financing plan on June 6, 1996, Benedek Broadcasting received a capital contribution from BCC in the amount of approximately $188.8 million, which was used to complete the acquisitions and which is the limit of the amount which can be distributed to BCC under the Senior Secured Note Indenture.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY

        Net revenues and Adjusted EBITDA of Benedek Broadcasting are generally higher during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period, and, to a lesser extent, during the second quarter of each year.

INCOME TAXES

        Historically, Benedek Broadcasting had elected to be taxed as an S Corporation. Benedek Broadcasting's election to be taxed as an S Corporation automatically terminated concurrently with the consummation of the acquisition of the Acquired Stations and as a result will now be subject to federal and state income taxes.

EMERGING ACCOUNTING STANDARDS

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation in October 1995, which establishes financial accounting and reporting standards for stock based employee compensation plans, including stock purchase plans, stock options, restricted stock, and stock appreciation rights. The Company has elected to continue accounting for stock based compensation under Accounting Principles Board Opinion No. 25. The disclosure requirements of SFAS No. 123 will be effective for the Company's financial statements beginning in 1996. Management does not believe that the implementation of SFAS 123 will have a material effect on its consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
            (a) Exhibits.

Exhibit
   No.                           Description of Exhibits
------                           -----------------------
   3.1 -  Certificate  of   Incorporation   of  the   Registrant,   as  amended,
          incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File No. 33-91412, filed on April 20, 1995 (the "S-1 Registration Statement").

   3.2 -  By-laws of the  Registrant,  as amended,  incorporated by reference to
          Exhibit 3.2 to the S-1 Registration Statement, incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "Second Quarter 1996 10-Q").

   3.3 - Certificate of Incorporation of Benedek License Corporation, incorpor-ated by reference to Exhibit 3.3 to the Second Quarter 1996 10-Q.

   3.4 -  By-laws of Benedek License  Corporation,  incorporated by reference to
          Exhibit 3.4 to the Second Quarter 1996 10-Q.

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

   4.3 - First Supplemental Indenture dated as of June 6, 1996 among the Registrant, Benedek License Corporation and The Bank of New York, incorporated by reference to Exhibit 4.3 to the Second Quarter 1996 10-Q.

  10.1 - Credit Agreement dated as of June 6, 1996 among the Registrant, Benedek Communications Corporation, the Lenders listed therein, Pearl Street L.P., Goldman, Sachs & Co. and Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit 10.1 to the Second Quarter 1996 10-Q.

  10.2 - Guaranty dated as of June 6, 1996 by Benedek License Corporation in favor of Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit 10.2 to the Second Quarter 1996 10-Q.

  10.3 - Acquired Assets Security Agreement dated as of June 6, 1996 between the Registrant and Canadian Imperial Bank of Commerce, New York
          Agency, incorporated by reference to Exhibit 10.3 to the Second Quarter 1996 10-Q.

  10.4 - Tangible Assets Security Agreement dated as of June 6, 1996 between the Registrant and Canadian Imperial Bank of Commerce, New York
          Agency, incorporated by reference to Exhibit 10.4 to the Second Quarter 1996 10-Q.

Exhibit
   No.                           Description of Exhibits
--------                         -----------------------

  10.5 - Accounts Receivable Security Agreement dated as of June 6, 1996 among the Registrant and Canadian Imperial Bank of Commerce, New York
          Agency, incorporated by reference to Exhibit 10.5 to the Second Quarter 1996 10-Q.

  10.6 - Merger Agreement dated as of June 6, 1996 between the Registrant and each of Brissette Broadcasting Corporation, Brissette TV of Lansing, Inc., Brissette TV of Madison, Inc., Brissette TV of Odessa, Inc.,
          Brissette TV of Wichita Falls, Inc., Brissette TV of Springfield, Inc., Brissette TV of Wausau, Inc., Brissette TV of Wheeling, Inc. and Brissette TV of Peoria, Inc., incorporated by reference to Exhibit
          10.6 to the Second Quarter 1996 10-Q. 10.7 - Employment Agreement dated as of June 6, 1996 between Registrant and A. Richard Benedek, incorporated by reference to Exhibit 10.6 to the Second Quarter 1996 10-Q.

  10.7 -  Employment Agreement dated as of June 6, 1996 between  Registrant  and
          A. Richard Benedek, incorporated by reference to Exhibit 10.7 to the Second Quarter 1996 10-Q.

  10.8 -  Employment  Agreement dated as of June 6, 1996 between  Registrant and
          K. James Yager, incorporated by reference to Exhibit 10.8 to the Second Quarter 1996 10-Q.

  10.9 - Employment Agreement dated as of March 8, 1996 between Registrant and Douglas E. Gealy, incorporated by reference to Exhibit 10.9 to the Second Quarter 1996 10-Q.

  10.10- Employment Agreement dated as of June 6, 1996 between Registrant and Ronald L. Lindwall, incorporated by reference to Exhibit 10.10 to the Second Quarter 1996 10-Q.

  10.11- Employment Agreement dated as of June 6, 1996 between Registrant and Terrance F. Hurley, incorporated by reference to Exhibit 10.11 to the Second Quarter 1996 10-Q.

*10.12-   Limited  Waiver and First  Amendment to Credit  Agreement  dated as of
          October  31,  1996  among  the  Registrant,   Benedek   Communications
          Corporation, Goldman Sachs Credit Partners L.P., the lenders listed therein and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent.

 * 27  -  Financial  Data  Schedule  Pursuant to Article 5 of  Regulation
          S-X.

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

                            BENEDEK BROADCASTING CORPORATION
                                      (Registrant)

                             By:    /S/    RONALD L. LINDWALL
                                ----------------------------------
                                            (Signature)

                                           Ronald L. Lindwall
                            Senior Vice President and  Chief Financial Officer
                           (Authorized Officer and Principal Accounting Officer)

                                       Date:    November 14, 1996
                                                ------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         BENEDEK LICENSE CORPORATION
                        (Subsidiary Guarantor Registrant)

                         By:  /S/   RONALD L. LINDWALL
                            -----------------------------------
                                        (Signature)

                                   Ronald L. Lindwall
                         Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

                                 Date:      November 14, 1996
                                       ------------------------

                                 EXHIBIT INDEX

                                                                             Location of Exhibit
Exhibit                                                                         in Sequential
   No.                           Description of Exhibits                      Numbering System
-------                          -----------------------                     ------------------
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

  3.3 -   Certificate  of   Incorporation   of  Benedek   License   Corporation,
          incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter  ended June 30, 1996 (the  "Second
          Quarter 1996 10-Q)"

  3.4 -   By-laws of Benedek License  Corporation,  incorporated by reference to
          Exhibit 3.4 to the Second Quarter 1996 10-Q.

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

  4.3 -   First  supplemental  Indenture  dated  as of June 6,  1996  among  the
          Registrant, Benedek License Corporation and the Bank of New York, incorporated by reference to Exhibit 4.3 to the Second Quarter 1996
          10-Q.

 10.1 -   Credit  Agreement  dated  as of June 6,  1996  among  the  Registrant,
          Benedek Communications Corporation,  the Lenders listed therein, Pearl
          Street  L.P.,  Goldman,  Sachs & Co.  and  Canadian  Imperial  Bank of
          Commerce, New York Agency, incorporated by reference to Exhibit 10.1 to the Second Quarter 1996 10-Q.

 10.2 - Guaranty dated as of June 6, 1996 by Benedek License Corporation in favor of Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit 10.2 to the Second Quarter 1996
          10-Q.

 10.3 - Acquired Assets Security Agreement dated as of June 6, 1996 between the Registrant and Canadian Imperial Bank of Commerce, New York
          Agency,  incorporated  by  reference  to  Exhibit  10.3 to the  Second
          Quarter 1996 10-Q.

 10.4 - Tangible Assets Security Agreement dated as of June 6, 1996 between the Registrant and Canadian Imperial Bank of Commerce, New York
          Agency,  incorporated  by  reference  to  Exhibit  10.4 to the  Second
          Quarter 1996 10-Q.

 10.5 - Accounts Receivable Security Agreement dated as of June 6, 1996 among the Registrant and Canadian Imperial Bank of Commerce, New York
          Agency,  incorporated  by  reference  to  Exhibit  10.5 to the  Second
          Quarter 1996 10-Q.


                                                                             Location of Exhibit
Exhibit                                                                         in Sequential
   No.                           Description of Exhibits                      Numbering System
-------                          -----------------------                      -------------------

 10.6 - Merger Agreement dated as of June 6, 1996 between the Registrant and each of Brissette Broadcasting Corporation, Brissette TV of Lansing,
          Inc.,  Brissette TV of Madison,  Inc.,  Brissette TV of Odessa,  Inc.,
          Brissette TV of Wichita  Falls,  Inc.,  Brissette  TV of  Springfield,
          Inc., Brissette TV of Wausau, Inc., Brissette TV of Wheeling, Inc. and
          Brissette  TV of Peoria,  Inc.,  incorporated  by reference to Exhibit
          10.6 to the Second Quarter 1996 10-Q. 10.7 - Employment Agreement dated as of June 6, 1996 between Registrant and A. Richard Benedek, incorporated by reference to Exhibit 10.6 to the Second Quarter 1996
          10-Q.

  10.7 -  Employment Agreement dated as of June 6, 1996 between  Registrant  and
          A. Richard Benedek, incorporated by reference to Exhibit 10.7 to the Second Quarter 1996 10-Q.

 10.8 -   Employment  Agreement dated as of June 6, 1996 between  Registrant and
          K. James Yager, incorporated by reference to Exhibit 10.8 to the Second Quarter 1996 10-Q.

 10.9 -   Employment  Agreement dated as of March 8, 1996 between Registrant and
          Douglas E. Gealy, incorporated by reference to Exhibit 10.9 to the Second Quarter 1996 10-Q.

 10.10-   Employment  Agreement dated as of June 6, 1996 between  Registrant and
          Ronald L. Lindwall, incorporated by reference to Exhibit 10.10 to the Second Quarter 1996 10-Q.

 10.11-   Employment  Agreement dated as of June 6, 1996 between  Registrant and
          Terrance F. Hurley, incorporated by reference to Exhibit 10.11 to the Second Quarter 1996 10-Q.

 *10.12-  Limited Waiver and First Amendment to the Credit Agreement dated as of
          October  31,  1996  among  the  Registrant,   Benedek   Communications
          Corporation,  Goldman Sachs Credit  Partners  L.P., the lenders listed therein and Canadian  Imperial Bank of Commerce,  New York Agency,  as
          Administrative Agent.

  * 27  - Financial  Data  Schedule  Pursuant to Article 5 of  Regulation S-X.
----------------
*Filed herewith