Form 10-K405
period 1996-12-31
BENEDEK BROADCASTING CORP; BENEDEK LICENSE CORP
filed 1997-03-31
CIK 923027, 1019271

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 COMMISSION FILE NUMBER 33-91412

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

                           ---------------------------

                         SUBSIDIARY GUARANTOR REGISTRANT

                                                                   I.R.S.
  EXACT NAME OF SUBSIDIARY GUARANTOR                              EMPLOYER
           AS SPECIFIED IN ITS                 STATE OF        IDENTIFICATION
      CERTIFICATE OF INCORPORATION             FORMATION           NUMBER
      ----------------------------             ---------           ------
      BENEDEK LICENSE CORPORATION              DELAWARE          36-4081877

                           ---------------------------

   100 PARK AVENUE                                                   61101
   ROCKFORD, ILLINOIS                                             (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 815-987-5350

                           ---------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                       NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                           ON WHICH REGISTERED:
          -------------------                           --------------------
                NONE                                          NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---  ---
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     100% of the voting common stock of the registrant is owned by Benedek Communications Corporation and none of the voting common stock of the registrant is held by non-affiliates.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At March 21, 1997, there were outstanding 148.85 shares of common stock, without par value.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

--------------------------------------------------------------------------------

                        BENEDEK BROADCASTING CORPORATION

                               INDEX TO FORM 10-K


    ITEM
   NUMBER                                                                                              PAGE
   ------                                                                                              ----
                                                              PART I
    Item           1. Business........................................................................   1
    Item           2. Properties......................................................................  26
    Item           3. Legal Proceedings...............................................................  29
    Item           4. Submission of Matters to a Vote of Security Holders.............................  29

                                                              PART II
    Item           5. Market for Registrant's Common Equity and Related Stockholder Matters...........  30
    Item           6. Selected Consolidated Financial Data............................................  30
    Item           7. Management's Discussion and Analysis of Financial Condition and Results of
                      Operations......................................................................  31
    Item           8. Financial Statements and Supplementary Data.....................................  41
    Item           9. Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure............................................................  41

                                                             PART III
    Item          10. Directors and Executive Officers of the Registrant..............................  42
    Item          11. Executive Compensation..........................................................  44
    Item          12. Security Ownership of Certain Beneficial Owners and Management..................  45
    Item          13. Certain Relationships and Related Transactions..................................  46

                                                              PART IV
    Item          14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.................  47
Signatures............................................................................................  50

                                     PART I

ITEM 1.  BUSINESS.

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in national and regional economies, competition in the television business, successful integration of acquired television stations, pricing fluctuations in local and national advertising, program ratings and changes in programming costs, among other factors.

     Except as otherwise provided, the financial data set forth below is derived from the historical financial statements of Benedek Broadcasting Corporation ("Benedek Broadcasting") prepared in accordance with generally accepted accounting principles. Such historical financial data includes the results of operations of five television stations acquired from Stauffer Communications, Inc. (the "Stauffer Stations") and eight television stations acquired from Brissette Broadcasting Corporation (the "Brissette Stations," and together with the Stauffer Stations, the "Acquired Stations") from the date of the acquisition thereof on June 6, 1996. As used herein, "Same Station" data refers to the historical results of operations of all 22 television stations currently owned by Benedek Broadcasting as if such stations were owned by Benedek Broadcasting throughout the periods with pro forma adjustments only for corporate expenses, depreciation and amortization. The "Benedek Stations" refers to the existing nine stations owned by Benedek Broadcasting before the June 6, 1996 acquisitions.

     As used herein, "Adjusted EBITDA" is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments for program broadcast rights. "Adjusted EBITDA" as defined in Benedek Broadcasting's Credit Agreement excludes from the foregoing definition certain noncash revenues used in determining operating income. As used herein, "broadcast cash flow" is defined as Adjusted EBITDA plus corporate expenses. Adjusted EBITDA and broadcast cash flow are measures used by certain investors to measure a company's ability to service debt. Adjusted EBITDA and broadcast cash flow should not be considered as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

GENERAL

     Benedek Broadcasting owns 22 network-affiliated television stations (the "Stations") in the United States. The Stations are diverse in geographic and network affiliation, serve small to medium-sized markets and, in the aggregate, reach communities in 24 states. Twelve of the Stations are affiliated with CBS, six are affiliated with ABC and four are affiliated with NBC.

     On June 6, 1996, Benedek Broadcasting acquired substantially all of the broadcast television assets (including working capital of approximately $1.6 million) of Stauffer Communications, Inc. ("Stauffer") consisting of five principal broadcast television stations and four satellite broadcast television stations for a purchase price of $54.5 million. The principal stations acquired by Benedek Broadcasting were KCOY-TV, Santa Maria, California; WIBW-TV, Topeka, Kansas; KMIZ-TV, Columbia, Missouri; KGWC-TV, Casper, Wyoming; and KGWN-TV, Cheyenne, Wyoming. KGWC-TV operates two satellite stations, KGWL-TV, Lander, Wyoming, and KGWR-TV, Rock Springs, Wyoming, both of which rebroadcast the programming of KGWC-TV. KGWN-TV operates two satellite stations, KSTF-TV, Scottsbluff, Nebraska, and KTVS-TV, Sterling, Colorado, both of which rebroadcast the programming of KGWN-TV. All of the Stauffer Stations are affiliated with CBS, except for KMIZ-TV, Columbia, Missouri, which is affiliated with ABC.

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

     Benedek Broadcasting believes that the television industry is in a period of consolidation as a result of which a relatively small number of station operators will emerge as the leading television station group owners in the United States. Recent telecommunications legislation that eliminates restrictions on the number of television stations that any individual or entity may own so long as the aggregate audience reach does not exceed 35% of all U.S. households is likely to accelerate this trend. Benedek Broadcasting's growth strategy, of which the acquisition of the Stauffer Stations and Brissette Stations was a part, is to become one of the leading group owners of small to medium-sized market television stations in the United States. Benedek Broadcasting believes that this expansion will create economics of scale which will (i) improve its ability to negotiate more favorable arrangements with program suppliers, national sales representation firms, equipment vendors and television networks, (ii) enable it to develop program consortiums for regional news and sports programming and (iii) enhance its ability to attract and retain strong management and on-air talent.

     The Stations are located in markets ranked in size from 84 to 197 out of the 211 markets surveyed by A. C. Nielsen Company ("Nielsen"). Benedek Broadcasting believes that broadcast television stations in small to medium-sized markets offer an opportunity to generate attractive and stable Adjusted EBITDA due to limited competition for viewers from other over-the-air broadcasters, from other media soliciting advertising expenditures and from other  broadcasters  purchasing  syndicated  programming.  Benedek  Broadcasting targets small and medium-sized markets that have stable employment and population and a diverse base of employers. The markets targeted by Benedek Broadcasting generally have population centers that share common community interests and are receptive to local programming. Each of the Stations is affiliated with one of the national television networks, which provides an established audience and reputation for national news, sports and entertainment programming. With the established audiences provided by network affiliations, management seeks to implement its strategy to enhance non-network ratings and revenues while controlling costs.

STRATEGY

     Benedek Broadcasting's senior management team, led by A. Richard Benedek, Chairman and Chief Executive Officer, and K. James Yager, President and Chief Operating Officer, has extensive experience in acquiring and improving the operations of television stations. Benedek Broadcasting's primary operating strategy is to maximize each Station's advertising revenue through local news, information and community-oriented programming that has broad audience appeal and value-added sales potential, while maintaining strict cost controls. Key elements of management's strategy include:

         LOCAL NEWS LEADERSHIP AND LOCAL PROGRAMMING. Management believes that local news and informational programming leadership contributes to higher ratings and, therefore, increased advertising revenues. Management's emphasis on local and ongoing community involvement allows the Stations to maximize the advertising rates they can charge local, regional and national accounts, not only for news, but for network and nationally-syndicated programming which the Stations broadcast in time periods adjacent to regularly scheduled local newscasts and local news specials.

         Benedek Broadcasting has focused on maintaining and building each Station's local news franchise as the key element in its strategy to build and maintain audience loyalty. Management believes that strong, well-differentiated local news programming attracts high viewership levels, particularly of demographic groups that are appealing to both local and national advertisers, thereby allowing Benedek Broadcasting to maximize advertising rates.

         Benedek Broadcasting believes that television stations with a prominent local identity and active community involvement can realize additional revenues from local advertisers through the development and sale of special promotional programming. The Stations have developed high-quality programming which highlights community events and topics of local interest. Locally produced programming includes "Our Town" segments featuring local news reports, special promotional announcements and local advertising focused on communities within a particular market; "Town Meetings," which provide a forum for members of local communities to discuss and debate issues of local concern; "Live Line" programs on health, money and legal matters in which viewers call in to a panel of local experts; and home shopping programs sold exclusively to local merchants. The Stations also sell promotional advertising packages tied to various local events such as youth expos, county fairs, parades, athletic events and other local activities. These local programs have proven successful in attracting incremental advertising revenues and are a core element of each Station's local identity.

         SYNDICATED PROGRAMMING. Benedek Broadcasting selectively purchases first run and off-network syndicated programming designed to reach specific demographic groups attractive to advertisers. Currently, the four most highly-rated syndicated programs in the United States are "The Oprah Winfrey Show," "Home Improvement," "Wheel of Fortune" and "Jeopardy." Benedek Broadcasting broadcasts "The Oprah Winfrey Show" on seven of the Stations, "Home Improvement" on seven of the Stations, "Wheel of Fortune" on twelve of the Stations and "Jeopardy" on eight of the Stations. Additionally, Benedek Broadcasting recently began broadcasting the newly syndicated "The Rosie O'Donnell Show" on four of the Stations and "Seinfeld" on five of the Stations. Benedek Broadcasting broadcasts other highly-rated first run syndicated programs on several of the Stations including "Live with Regis & Kathie Lee," "Maury Povich" and "Montel
     Williams." A number of the Stations also broadcast other highly-rated off-network syndicated programming including "Cheers," "M*A*S*H" and "Roseanne."

         Benedek Broadcasting seeks to acquire programs that are available on a cost-effective basis for limited licensing periods, allow scheduling flexibility, complement each Station's overall programming mix and counter competitive programming. Benedek Broadcasting has been able to purchase syndicated programming at attractive rates in part as a result of the limited competition for such programming in Benedek Broadcasting's markets. As a result of the limited competition from other broadcasters purchasing syndicated programming in the small and medium-sized markets served by Benedek Broadcasting, program expense as a percentage of net revenues for the Stations was 4.2% and 3.4% in 1995 and 1996, respectively.

         LOCAL SALES EMPHASIS. Management's sales strategy focuses on increasing the sale of local advertising by attracting new advertisers to television and increasing the amount of advertising dollars being spent by existing local advertisers. Management of Benedek Broadcasting believes that its leadership in local news and informational programming enhances its ability to develop and attract local advertising expenditures. Management believes that through local sales efforts it can stimulate local advertising expenditures more readily than it can national advertising expenditures. This enables Benedek Broadcasting to react promptly to changes in the national and local advertising climate.

         Trained and experienced sales personnel sell local advertising for Benedek Broadcasting in each of its markets. Benedek Broadcasting focuses on local advertisers by producing their commercials, producing news and informational programming with local advertising appeal and sponsoring or co-promoting local events and activities that give local advertisers unique value-added community identity. Approximately 59% of Benedek Broadcasting's revenues in 1996 were generated from local and regional advertisers. Local and regional revenues for the Benedek Stations increased 53.5% from 1991 to 1995 compared to a 42.7% increase in the national spot television revenues of the Benedek Stations during the same period.

         FINANCIAL PLANNING AND CONTROLS. Benedek Broadcasting emphasizes strict control of programming and operating costs as an important factor in increasing broadcast cash flow. Benedek Broadcasting continually seeks to identify and implement cost savings opportunities. Management of Benedek Broadcasting believes that controlling costs is an essential factor in achieving and maintaining profitability. Benedek Broadcasting intends to continue to identify opportunities to increase Adjusted EBITDA through its ongoing strategic planning and budgeting process.

         FUTURE  ACQUISITIONS  AND  OPPORTUNITIES.  Benedek  Broadcasting  has a
     long-term strategy to pursue additional acquisitions of broadcast television stations, primarily of network-affiliated stations in small to medium-sized markets where Benedek Broadcasting believes it can successfully implement its operating strategy and where such stations can be acquired on financially acceptable terms. Additionally, a rule making proceeding is currently pending before the FCC regarding possible relaxation of the local television duopoly rules. If these rules are implemented, Benedek Broadcasting intends to explore opportunities to enter into local marketing agreements with other stations in markets where it currently operates. Except for arrangements to acquire low power television licenses in Columbia and Jefferson City, Missouri which Benedek Broadcasting expects to complete in the second quarter of fiscal 1997, Benedek Broadcasting does not have any understandings or agreements with respect to any acquisitions or local marketing agreements.

INDUSTRY BACKGROUND

     Commercial television broadcasting began in the United States on a regular basis in the 1940's. Currently, there are a limited number of channels available for broadcasting in any one geographic area, and the license to operate a broadcast station is granted by the FCC. Television stations can be distinguished by the frequency on which they broadcast. Television stations which broadcast over the very high frequency ("VHF") band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency ("UHF") band (channels 14-69) of the spectrum because VHF channels typically cover larger geographic areas and operate at a lower transmission cost. However, specific market characteristics such as population densities, geographic features or other factors may determine whether UHF stations are in fact at a competitive disadvantage.

     Television station revenues are primarily derived from local, regional and national advertising and, to a modest extent, from network compensation and revenues from tower rentals and commercial production activities. Advertising rates are based upon numerous factors including a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time allotted to commercials, the size and demographic make-up of the audience and the availability of alternative advertising media in the market area. The extent of advertising expenditures, which are sensitive to broad economic trends, has historically affected the broadcast industry.

     Whether or not a station is affiliated with one of the four major networks (ABC, CBS, NBC or Fox) may have a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical network affiliate receives a significant portion of its daily programming from the network. This programming, together with cash payments, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the broadcast of network programming. The Fox network has operating characteristics which are similar to ABC, CBS and NBC, although the hours of network programming produced for Fox affiliates is less than that produced by the other major networks. In addition, UPN and the Warner Bros. Network recently have been launched as new television networks. However, neither produce a significant amount of network programming.

     Through the 1970's, network television broadcasting generally enjoyed dominance in viewership and television advertising revenues. FCC regulation evolved to address this dominance, with the focus on increasing competition and diversity of programming in the television broadcasting industry. See "--Federal Regulation of Television Broadcasting."

     Cable and television systems were first installed in significant numbers in the late 1960's and early 1970's and were initially used to retransmit broadcast television programming in areas with poor broadcast signal reception. According to the 1996 Television & Cable Factbook, cable television currently passes approximately 90% of all television households nationwide and approximately 62% of such households are cable subscribers. Cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With increased cable penetration, the cable programming share of advertising revenues has increased. Notwithstanding increased cable viewership and advertising, broadcast television remains the dominant distribution system for mass market television advertising. No single cable programming network regularly attains audience levels amounting to more than a small fraction of any single major broadcast network. Despite the growth in the alternative programming from cable, according to Nielsen, 60% of all prime time television viewing time during the 1995-1996 broadcast season was spent viewing ABC, CBS, NBC and Fox programming.

     Other developments have also affected television programming and delivery. Independent stations have emerged as viable competitors for television viewership share, particularly as the result of the availability of first run network programming from UPN and the Warner Bros. Network. In addition, there has been substantial growth in the number of home satellite dish receivers and VCRs, which has further expanded the number of programming alternatives for television audiences. Furthermore, direct broadcast services ("DBS") to homes from satellites became available on a nationwide basis during 1994. See "--Competition."

BACKGROUND OF THE COMPANY

     Benedek Broadcasting was incorporated under the laws of the State of Delaware on January 22, 1979. Or June 6, 1996, as part of the acquisition of the Stauffer Stations and Brissette Stations, Benedek Broadcasting became a wholly-owned subsidiary of Benedek Communications Corporation (the "Company"). In March 1995, Blue Grass Television, Inc. ("Blue Grass") and Youngstown Broadcasting Co., Inc. ("Youngstown") were merged into Benedek Broadcasting (the "Merger"). Prior to the Merger, all of the outstanding common stock of Benedek Broadcasting, Blue Grass and Youngstown was owned by Mr. A. Richard Benedek, the sole stockholder of the Company.

     Benedek Broadcasting acquired WTAP-TV in October 1979; WIFR-TV, WHSV-TV and KHQA-TV in December 1986; WTOK-TV in June 1988; and WTVY-TV in March 1995. Blue Grass acquired WBKO-TV in April 1983; and KDLH-TV in July 1985. Youngstown acquired WYTV in June 1983.

     Benedek Broadcasting's principal executive offices are located at 100 Park Avenue, Rockford, Illinois 61101.

NETWORK AFFILIATION OF THE STATIONS

     Each of the Stations is affiliated with either ABC, CBS or NBC pursuant to an affiliation agreement (an "Affiliation Agreement"). Each Affiliation Agreement provides the affiliated Station with the right to broadcast all programs transmitted by the network with which the Station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for every hour that a Station elects to broadcast network programming, the network pays the Station a specified fee, which varies with the time of day. Typically, prime-time programming generates the highest hourly rates. Rates are subject to increase or decrease by the network during the term of an Affiliation Agreement, with provisions for advance notices and the right of termination by the Station in the event of a reduction of rates.

     Each of the Stations' network affiliation agreements currently runs for a period of five to ten years. WYTV, WBKO-TV, WTOK-TV and WHSV-TV, all of which are ABC affiliates, each have a five-year affiliation agreement which expires in 1999. KMIZ-TV, an ABC affiliate, operates under an affiliation agreement which expires in 2000 and is automatically renewed for successive terms, subject to either party's right to terminate the agreement at the end of its term upon 180 days' advance notice. WHOI-TV, an ABC affiliate, currently operates under an affiliation agreement which expires in 2005 and which does not provide for renewals. KDLH-TV, WIFR-TV, KHQA-TV, WTVY-TV, KGWN-TV, KGWC-TV, KCOY-TV, WIBW-TV, WSAW-TV, WTRF-TV, KAUZ-TV and KOSA-TV, all of which are CBS affiliates, each have a ten-year affiliation agreement which expires in 2005 and is automatically renewed for successive five-year terms, subject to either party's right to terminate the agreement at the end of any term upon six months' advance notice. WMTV-TV, WWLP-TV and WILX-TV, all of which are NBC affiliates, each have an affiliation agreement which expires in 2006 and is automatically renewed for successive five-year terms, subject to either party's right to terminate the agreement at the end of any term upon six months' advance notice. WTAP-TV, an NBC affiliate, currently operates under a five-year affiliation agreement which expires in 2000 and is automatically renewed for successive terms, subject to either party's right to terminate the agreement at the end of any term upon 12 months' advance notice.

     In December 1995, Benedek Broadcasting entered into new long-term affiliation agreements with CBS effective retroactive to July 1, 1995 on behalf of KDLH-TV, WIFR-TV and KHQA-TV and agreed to extend the term of the affiliation agreement for WTVY from 2004 to 2005. In connection with such arrangements, CBS paid Benedek Broadcasting bonus payments of $2.5 million in the fourth quarter of 1995 and $2.5 million in the first quarter of 1996. These payments will be recognized as revenue by Benedek Broadcasting at the rate of $0.5 million per year over the ten-year period of the affiliation agreements. Benedek Broadcasting also agreed with CBS that, upon the consummation of the Acquisitions, the term of the affiliation agreements of the Stauffer Stations that are CBS affiliates would be extended from 2000 to 2005 and the term of the affiliation agreements of the Brissette Stations that are CBS affiliates will be extended from 2004 to 2005.

     In addition to its affiliation agreements, Benedek Broadcasting entered into agreements with Fox to broadcast football games of the National Football Conference ("NFC") of the National Football League and certain other Fox programming in non-network time periods for the 1995 and 1996 broadcast seasons. In 1996, Benedek Broadcasting aired the NFC football games and other Fox programming on KHQA-TV, WHSV-TV, WTOK-TV, WYTV, KCOY-TV and KMIZ-TV. Benedek Broadcasting believes that broadcasting NFC football games increased its audience ratings during the times the games were broadcast.

     Benedek Broadcasting recently announced that it had reached an agreement in principle with The Warner Bros. Television Network to develop a local cable affiliate called the "WeB" in each of Benedek Broadcasting's 20 markets which rank above 100. The WeB is intended to be a 24 hour, seven day a week television channel which will broadcast Warner Bros. Network prime time programming, WB Kids programming and syndicated programming of Warner Bros. and others. The WeB is scheduled to begin service by September 1998 in most 100-plus markets. Benedek Broadcasting will be responsible for all local sales efforts for the new channels in its markets. Benedek Broadcasting does not anticipate a significant effect on operations during 1997 nor does it anticipate that significant capital expenditures will be required in connection with the development of its WeB affiliates.

ADVERTISING SALES

     Television station revenues are primarily derived from local, regional and national advertising and, to a modest extent, from network compensation and revenues from tower rentals and commercial production activities. Advertising rates are based upon numerous factors including a program's popularity among the viewers an advertiser wishes to target, the number of advertisers competing for the available time, the size and demographic composition of a program's audience and the availability of competing or alternative advertising media in the market area. Because broadcast television stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry and as a result may contribute to a decrease in the revenues of broadcast television stations. Benedek Broadcasting seeks to manage its spot inventory efficiently thereby maximizing advertising rates.

     Local Sales. Approximately 59% of the gross revenues of the Stations in 1996 came from local and regional advertisers. Local and regional advertising is sold primarily by each Station's professional sales staff. Typical local and regional advertisers include automobile dealerships, retailers, local grocery chains, soft drink bottlers, hospitals, state lotteries and restaurants. Benedek Broadcasting focuses on local advertisers by producing their commercials, producing news and informational programming with local advertising appeal and sponsoring or co-promoting local events and activities that give local advertisers value-added community identity. Benedek Broadcasting's management team monitors sales plans and promotional activities and shares such information among the Stations on a regular basis.

     National Sales. Approximately 32% of the gross revenues of the Stations in 1996 came from national advertisers. Typical national advertisers include automobile manufacturers, consumer goods manufacturers, communications companies, fast food franchisers, national retailers and direct marketers. National advertising time is sold through representative agencies retained by Benedek Broadcasting. Six of the

Stations are represented by Katz Communications, Inc., eight Stations are represented by Petry, five retain Harrington, Righter & Parsons, LLP as their national sales representative, and three are represented by Telerep. The Stations' national sales coordinators actively assist their national sales representatives to induce national advertisers to increase their national spot expenditures designated to Benedek Broadcasting's markets.

RATING SERVICE DATA

     All  television  stations  in  the  United  States  are  grouped  into  211 television markets which are ranked in size according to the number of television households in such markets. Nielsen periodically publishes reports on the estimated audience for the television stations in the various television markets throughout the country. The audience estimates are expressed in terms of the percentage of the total potential audience in a market viewing a particular station (the station's "rating") and of the percentage of households actually viewing television (the station's "share"). The ratings reports provide data on the basis of total television households and selected demographic groupings in 15-minute or half-hour increments for a particular market. Nielsen calls each specific geographic market a DMA. Every county in the continental United States is assigned to a DMA of a specific television market on an exclusive basis. In larger markets, ratings are determined by a combination of meters connected directly to selected television sets (the results of which are reported on a daily basis) and weekly diaries of television viewing prepared by the actual viewers. In smaller markets only weekly diaries are completed during four separate four-week periods during the course of any year. These periods are commonly knows as "sweeps periods." All Benedek Broadcasting's markets are measured during these sweeps periods.

The following table sets forth certain information for each of the stations and the markets they serve. Television audience share, station rank and cable penetration are based on data compiled from the November 1996 Nielsen surveys:

                                                                                         Number of
                                                                                         Commercial  Station
                                              Market     Call                   Network  Stations in Rank in  Station    Cable
              Market Area                      Rank     Letters    Channel(c) Affiliation  Market    Market    Share   Penetration
              -----------                      ----     -------    ---------- -----------  ------    ------    -----   -----------
Madison, Wisconsin                              84      WMTV-TV       15        NBC          4        2       16%        61.5%

Youngstown, Ohio                                95         WYTV       33        ABC          3        3       17%        73.0%

Springfield and Holyoke, Massachusetts         102      WWLP-TV       22        NBC          2        1       24%        81.8%

Lansing, Michigan                              106      WILX-TV       10        NBC          4        2       15%        66.0%

Peoria and Bloomington, Illinois               110      WHOI-TV       19        ABC          4        3       14%        72.0%

Santa Barbara, Santa Maria and                 115      KCOY-TV       12        CBS          3        3       12%        84.0%
 San Luis Obispo, California

Duluth, Minnesota and Superior, Wisconsin      134      KDLH-TV        3        CBS          3        3       16%        52.7%

Rockford, Illinois                             135      WIFR-TV       23        CBS          4        2       17%        71.0%

Wausau and Rhinelander, Wisconsin              136      WSAW-TV        7        CBS          3        2       24%        50.6%

Wheeling, West Virginia and                    139      WTRF-TV        7        CBS          2        2       17%        78.0%
 Steubenville, Ohio

Topeka, Kansas                                 141      WIBW-TV       13        CBS          4        1       22%        73.1%

Wichita Falls, Texas and Lawton, Oklahoma      143      KAUZ-TV        6        CBS          4        2       15%        69.0%

Columbia and Jefferson City, Missouri          145      KMIZ-TV       17        ABC          3        3       13%        61.0%

Odessa and Midland, Texas                      151      KOSA-TV        7        CBS          4        4       11%        73.5%

Quincy, Illinois and Hannibal, Missouri        158      KHQA-TV        7        CBS          2        1       24%        61.0%

Dothan, Alabama                                174      WTVY-TV        4        CBS          3        1       28%        69.0%
Panama City, Florida                           159      WTVY-TV        4        CBS          4        3       11%        68.3%

Harrisonburg, Virginia                         178      WHSV-TV        3        ABC          1        1       23%        74.0%

Bowling Green, Kentucky                        182      WBKO-TV       13        ABC          2        1       32%        56.7%

Meridian, Mississippi                          183      WTOK-TV       11        ABC          3        1       30%        52.4%

Parkersburg, West Virginia                     186      WTAP-TV       15        NBC          1        1       31%        76.4%

Cheyenne, Wyoming, Scottsbluff,                194      KGWN-TV        5        CBS          4       1(e)     17%(e)     73.0%(e)
  Nebraska and Sterling, Colorado              194   KSTF-TV(a)       10        CBS         (d)       (e)      (e)         (e)
                                               194   KTVS-TV(a)        3        CBS         (d)       (e)      (e)         (e)

Casper and Riverton, Wyoming                   197      KGWC-TV       14        CBS          3       3(f)      8%(f)     67.0%(f)
                                               197   KGWL-TV(b)        5        CBS         (d)       (f)      (f)         (f)
                                               197   KGWR-TV(b)       13        CBS         (f)       (f)      (f)         (f)

--------------
(a)  Satellite station of KGWN-TV
(b)  Satellite station of KGWC-TV.
(c) Channels 2 through 13 are broadcast over the very high frequency (VHF) band of the broadcast spectrum and channels 14 through 69 are broadcast over the ultra-high frequency (UHF) band of the broadcast spectrum.
(d) Satellite stations are not considered distinct stations in this market for Nielsen purposes.
(e) Station Rank, Station Share and Cable Penetration information for KGWN-TV includes data for satellite stations KSTF-TV, Scottsbluff, Nebraska and KTVS-TV, Sterling, Colorado, as reported by Nielsen.
(f) Station Rank, Station Share and Cable Penetration information for KGWC-TV includes data for satellite stations KGWL-TV, Lander, Wyoming and KGWR-TV, Rock Springs, Wyoming, as reported by Nielsen.

WMTV-TV (NBC) MADISON, WISCONSIN

     Market Description. The Madison DMA consists of 11 counties in southwestern Wisconsin. Recent growth in the area has increased the population in the Madison DMA, moving it from the 93rd largest market in 1991 to the 84th largest market in 1996. Madison, the Wisconsin state capital, is located in southcentral Wisconsin, 150 miles north of Chicago, Illinois and 75 miles west of Milwaukee, Wisconsin. The Madison economy is a diverse and stable balance of the industrial, governmental and service sectors. Additionally, agricultural production of corn, alfalfa, tobacco, oats, eggs, cattle, hogs and, of course, dairy products have greatly contributed to further stability in the local economy. Many of the country's leading insurance companies, including American Family Mutual Insurance Group, CUNA Mutual Insurance Group and General Casualty have facilities in Madison. Other prominent corporations with facilities in the area include General Motors Corporation, Meriter Health Services, Oscar Mayer Foods Corporation, Famous Footwear, Lands' End and Rayovac Corporation. Madison is also home to the University of Wisconsin, with approximately 40,000 students.

     Station History and Characteristics. WMTV-TV was originally licensed in 1953 to serve Madison, Wisconsin. The Madison market is ranked 84th in the United States, with approximately 312,000 television households and a population of approximately 775,000. WMTV-TV is broadcast on UHF channel 15 and is an NBC affiliate. There are three other commercial television stations in the Madison DMA, a CBS affiliate which broadcasts on a VHF channel and ABC and Fox affiliates which broadcast on UHF channels.

WYTV (ABC) YOUNGSTOWN, OHIO

     Market Description. The Youngstown DMA consists of four counties, three of which are in northeastern Ohio and one of which is in western Pennsylvania. Youngstown is situated in northeastern Ohio along the Ohio/Pennsylvania border within 65 miles of Cleveland, Ohio to the northwest and Pittsburgh, Pennsylvania to the southeast. The Youngstown economy is historically based on processing of pig iron and steel. While still part of a major steel producing area, Youngstown's economy has diversified to include manufacturing, warehousing and distribution companies. Some of the major employers in the area include the Buick, Oldsmobile and Cadillac Division of General Motors Corporation, the
Packard Electric Corporation Division of General Motors Corporation, St. Elizabeth's Medical Center, Western Reserve Care System and LTV Steel Tubular Products Division of Republic Steel Works. This area is also the home of Youngstown State University with approximately 16,000 students.

     Station History and Characteristics. WYTV was originally licensed in 1953 to serve Youngstown, Ohio. The Youngstown market is ranked 95th in the United States, with approximately 275,000 television households and a population of approximately 694,000. WYTV is broadcast on UHF channel 33 and is an ABC affiliate. Benedek Broadcasting acquired WYTV in 1983. The other local stations with which WYTV competes are also UHF stations, one of which is an NBC affiliate and the other of which is a CBS affiliate.

WWLP-TV (NBC) SPRINGFIELD AND HOLYOKE, MASSACHUSETTS

     Market Description. The Springfield-Holyoke DMA consists of three counties in midwestern Massachusetts running north to south between the New Hampshire/Vermont and Connecticut state borders. Springfield is located in the Pioneer Valley, approximately 25 miles north of Hartford, Connecticut and 85 miles east of Boston, Massachusetts. The Springfield economy has a diversified industrial base. The area's most prominent employers include Massachusetts Mutual Life Insurance Company, Milton Bradley, Inc., Monsanto Company, Friendly Ice Cream Corporation, Spalding Sports Worldwide, Stanhome, Inc. and Baystate Medical Center. Many universities and colleges are located in this region, including the University of Massachusetts, with a student population of approximately 23,000, Amherst College, Smith College and Mount Holyoke College. Springfield is also the home of Naismith Memorial Basketball Hall of Fame.

     Station History and Characteristics. WWLP-TV was originally licensed in 1953 to serve the greater Springfield area. Springfield-Holyoke is the 102nd largest market in the United States, with approximately

242,000 television households and a population of approximately 613,000. WWLP-TV is broadcast on UHF channel 22 and is an NBC affiliate. The only other commercial television station in this market is an ABC affiliate which also broadcasts on a UHF channel. WWLP-TV also competes with a CBS affiliate on a VHF channel and, to a lesser extent, a Fox affiliate on a UHF channel both of which are broadcast from Hartford, Connecticut.

WILX-TV (NBC) LANSING, MICHIGAN

     Market Description. The Lansing DMA consists of five counties in southcentral Michigan. Lansing is the state capital of Michigan and is located approximately 75 miles west of Detroit, Michigan. The Lansing economy, though recently diversified, is still a stronghold of the automotive industry. Prominent employers in the area include General Motors Corporation (Oldsmobile Worldwide Headquarters), Meijer, Inc., Michigan Capital Healthcare and Michigan National Bank. Additionally, there are many smaller companies, employing in excess of 3,000 people, that provide auto parts to General Motors. Lansing is also home to the largest university in Michigan, Michigan State University, with more than 40,000 students and 12,000 faculty and staff.

     Station History and Characteristics. WILX-TV was originally licensed in 1957 to Onondaga, Michigan. The Lansing market is ranked 106th in the United States, with approximately 231,000 television households and a population of approximately 589,000. WILX-TV is broadcast on VHF channel 10 and is an NBC affiliate. WILX-TV competes with three other commercial stations in this market, a CBS affiliate which also broadcasts on a VHF channel and ABC and Fox affiliates which broadcast on UHF channels.

WHOI-TV (ABC) PEORIA AND BLOOMINGTON, ILLINOIS

     Market Description. The Peoria-Bloomington DMA consists of 10 counties located in central Illinois. Peoria is located approximately 150 miles southwest of Chicago, Illinois and 170 miles north of St. Louis, Missouri. The major economic sectors in the area include agriculture, manufacturing and information technology. Prominent employers in the greater Peoria area include Caterpillar, Inc., State Farm Insurance, Saint Francis Medical Center, Diamond Star Motors and Methodist Medical Center. This area is also home to Illinois State University, with approximately 18,000 students and 3,100 employees, as well as Bradley University and the University of Illinois School of Medicine.

     Station History and Characteristics. WHOI-TV was originally licensed in 1953 to serve Peoria, Illinois. The Peoria-Bloomington market is ranked 110th in the United States, with approximately 225,000 television households and a population of approximately 562,000. WHOI-TV is broadcast on UHF channel 19 and is an ABC affiliate. There are three other commercial stations in this market, affiliates of CBS, NBC and Fox. All of these competitor stations are also broadcast on UHF channels.

KCOY-TV (KCBS) SANTA BARBARA, SANTA MARIA AND SAN LUIS OBISPO, CALIFORNIA

     Market Description. The Santa Barbara - Santa Maria - San Luis Obispo DMA consists of three counties on the southcentral coast of California. Santa Maria is approximately 170 miles north of Los Angeles and 270 miles south of San Francisco. The region has a stable economic base which includes agriculture, transportation, oil, tourism and manufacturing. Prominent corporations with facilities in the area include Raytheon Company, Delco Systems Operations, Chevron USA, Santa Barbara Research (a subsidiary of the Hughes Corporation), Applied Magnetics Corp. and Lockheed-Martin. The area is also site of the Vandenberg United States Air Force Base with approximately 8,400 military, civil service and civilian employees. Additionally, the University of California at Santa Barbara and California Polytechnic University, with an aggregate student population of approximately 34,000, are located within this DMA.

     Station History and Characteristics. KCOY-TV was originally licensed in 1964 to serve Santa Maria, California. The Santa Barbara - Santa Maria - San Luis Obispo market is ranked 115th in the United States, with approximately 214,000 television households and a population of approximately 564,000. KCOY-TV is broadcast on VHF channel 12 and is a CBS affiliate. There are three other commercial stations in this market, ABC and NBC affiliates which broadcast on VHF channels and an independent station which broadcasts on a UHF channel. Until recently, KCOY-TV was negatively impacted by the cable television retransmission in Santa Barbara of KCBS-TV, Los Angeles, California. However, in September 1995, KCOY-TV was granted nonduplication protection against KCBS-TV and is now the only CBS affiliate whose programming is available on the Santa Barbara cable system.

KDLH-TV (CBS) DULUTH, MINNESOTA AND SUPERIOR, WISCONSIN

     Market Description. The Duluth-Superior DMA consists of 13 counties, seven of which are in northeastern Minnesota, five of which are in northwestern Wisconsin and one of which is in the upper peninsula of Michigan. Duluth,
Minnesota and Superior, Wisconsin are adjacent to each other and are approximately 150 miles from Minneapolis, Minnesota. The Duluth-Superior economy, historically based on mining and shipping, also includes the fishing, food products, paper, education, medical, timber and tourism industries. Duluth is one of the major United States ports from which iron ore, taconite, coal, lumber, cement, grain, paper and chemicals are shipped. Prominent corporation with facilities in the area include Minnesota Power, US West Communications, Duluth, Missabe & Iron Range Railway Co., Louis Kemp Seafood Co., Lake Superior Paper Industries, Potlatch Corporation, Boise Cascade, Burlington Northern Sante Fe Railway, Georgia-Pacific Corporation, U.S. Steel, National Steel Pellet Co. and NorWest Bank-Minnesota North. The region is also host to a number of colleges and universities, including the University of Minnesota-Duluth ("UMD"), UMD Medical School, College of St. Scholastica, Northland College and the University of Wisconsin-Superior. In addition, the area's extensive forests and numerous lakes have fostered a local tourism industry and attract thousands of tourists annually who camp, hike, ski, fish and boat in hundreds of state and federal parks.

     Station History and Characteristics. KDLH-TV was originally licensed in 1954 to serve the Duluth, Minnesota-Superior, Wisconsin metropolitan area. The Duluth-Superior market is ranked 134th in the United States, with approximately 169,000 television households and a population of approximately 407,000. KDLH-TV is broadcast on VHF channel 3 and is a CBS affiliate. Benedek Broadcasting acquired KDLH-TV in 1985. KDLH-TV competes with both an ABC and NBC affiliate which are also broadcast on VHF channels.

WIFR-TV (CBS) ROCKFORD, ILLINOIS

     Market Description. The Rockford DMA consists of five counties in northern Illinois. Rockford is approximately 80 miles west of Chicago, Illinois. The Rockford economy historically centered on manufacturing, has recently diversified with the growth of service-based industries such as insurance and financial services. Nevertheless, manufacturing still represents the largest source of private employment in Rockford, known as the "Fastener Capital of the World." Prominent corporations with facilities located in the greater Rockford area include Chrysler Corporation, Sundstrand Corporation, Ingersoll Milling Machine Co., Barber-Colman Company, Newell Company, Elco Industries, Inc. and Warner-Lambert Company. One of the largest employers in the service industry in this area is Rockford Memorial Hospital. Other service industry employers in the area include Pioneer Life Insurance Company, AMCORE Bank, N.A., Aetna Life & Casualty and Blue Cross/Blue Shield of Illinois. Additionally, United Parcel Service completed construction of a major facility at the Rockford Airport in late 1994, which functions as its distribution center for the entire mid-western region of the United States.

     Station History and Characteristics. WIFR-TV was licensed in 1965 to Freeport, Illinois to serve the greater Rockford market. Rockford is the 135th largest market in the United States, with approximately 166,000 television households and a population of approximately 417,000. WIFR-TV is broadcast on UHF channel 23 and is a CBS affiliate. Benedek Broadcasting acquired WIFR-TV in 1986. There are three other licensed commercial television stations in the Rockford market, of which two are UHF stations and one is a VHF station. Although the VHF station's signal extends to a larger geographical area than any of the UHF stations, including WIFR-TV, such area is outside the Rockford DMA and does not impact audience ratings or shares within the DMA. The other three stations in this market are affiliated with ABC, NBC and Fox.

WSAW-TV (CBS) WAUSAU AND RHINELANDER, WISCONSIN

     Market Description. The Wausau-Rhinelander DMA consists of 13 counties in central Wisconsin bisected by the Wisconsin River. Wausau is approximately 90 miles west of Green Bay, Wisconsin and 180 miles east of Minneapolis, Minnesota. The Wausau economy, historically based on the timber industry, has diversified into the farming, manufacturing and service sectors. The area continues to be one of the nation's leading producers of cheese and ginseng. Prominent corporations with facilities in the greater Wausau area include Wausau Insurance Companies, Sentry Insurance, Kolbe & Kolbe Millwork, Inc., Weyerhauser Co., Harley-Davidson, Consolidated Papers, Inc., Ore-Ida Foods, Inc., Marathon Cheese Corp. and Georgia- Pacific Corporation. The area is also home to the University of Wisconsin-Stevens Point with approximately 10,000 students and the University of Wisconsin-Marathon Center with a student population of approximately 1,300.

     Station History and Characteristics. WSAW-TV was originally licensed in 1954 to serve Wausau, Wisconsin. The Wausau-Rhinelander market is ranked 136th in the United States, with approximately 164,000 television households and a population of approximately 421,000. WSAW-TV is broadcast on VHF channel 7 and is a CBS affiliate. WSAW-TV competes with affiliates of ABC and NBC which are also broadcast on VHF channels.

WTRF-TV (CBS) WHEELING, WEST VIRGINIA AND STEUBENVILLE, OHIO

     Market Description. The Wheeling-Steubenville DMA consists of 12 counties, six of which are in northwestern West Virginia and six of which are in eastern Ohio. Located in the Ohio Valley, Wheeling and Steubenville are situated along opposite sides of the Ohio River approximately 25 miles apart. Wheeling is approximately 55 miles southwest of Pittsburgh, Pennsylvania and approximately 120 miles east of Columbus, Ohio. The area's economy, historically based on heavy manufacturing, has diversified into the manufacturing, services and advanced technology sectors. Prominent corporations with facilities in this region include Wheeling Pittsburgh Steel Corporation, TIMET, Bayer, Inc., PPG Industries and Consolidation Coal Company. Wheeling is also home to the National Technology Transfer Center, an independent organization formed to provide private business and industry with a central access point for the knowledge and data gathered by the Federal Government's 100,000 research professionals.

     Station History and Characteristics. WTRF-TV was originally licensed in 1953 to serve the Wheeling, West Virginia market. The Wheeling-Steubenville market is ranked 139th in the United States, with approximately 158,000 television households and a population of approximately 391,000. WTRF-TV is broadcast on VHF channel 7 and is a CBS affiliate. There is one other commercial station in this market, an NBC affiliate also broadcast on a VHF channel.

WIBW-TV (CBS) TOPEKA, KANSAS

     Market Description. The Topeka DMA consists of 14 counties in northeastern Kansas. Topeka, the capital of Kansas, is located near the geographic center of the United States, approximately 60 miles west of Kansas City, Missouri and 120 miles south of Omaha, Nebraska. This area's diversified economy includes concentrations in the agriculture, manufacturing and service industries. Major employers in this market include Goodyear Tire & Rubber Company, Payless ShoeSource, Jostons Printing and Publishing, Hallmark Cards, Inc., Frito-Lay, Inc., Burlington Northern Santa Fe Railway, Blue Cross/Blue Shield of Kansas, Stormont-Vail Regional Medical Center and Menninger Hospital and School of Psychiatric Medicine. The region is also home to several universities including the University of Kansas, Kansas State University,

Washburn University of Topeka and Emporia State University, with an aggregate student population in excess of 60,000.

     Station History and Characteristics. WIBW-TV was originally licensed in 1953 to serve Topeka, Kansas. The Topeka market is ranked 141st in the United States with approximately 154,000 television households and a population of 384,000. WIBW-TV is broadcast on VHF channel 13 and is a CBS affiliate. There are three other commercial stations in the market; two of which are affiliates of ABC and NBC broadcasting on UHF channels with smaller broadcast coverage than WIBW-TV and a Fox affiliate which broadcasts a low power frequency.

KAUZ-TV (CBS) WICHITA FALLS, TEXAS AND LAWTON, OKLAHOMA

     Market Description. The Wichita Falls-Lawton DMA consists of 18 counties, 12 of which are in northcentral Texas and six of which are in southwestern Oklahoma. Wichita Falls is located in the cross timbers section of the North Central Plains of Texas, approximately 60 miles south of Lawton, Oklahoma and approximately 125 miles from Dallas, Texas and Oklahoma City, Oklahoma. The Wichita Falls-Lawton economy, historically based on agriculture, ranching and petroleum, also includes the manufacturing, transportation, tourism and service industries. Prominent corporations with facilities in the area include the Cryovac Division of W.R. Grace & Co., the Mechanics Tool Division of Stanley Works, Levi Strauss & Company, PPG Industries and Goodyear Tire & Rubber Co. In addition, in 1995 the Texas Department of Criminal Justice ("TDCJ") opened its James V. Allred Unit in Wichita Falls adding approximately 875 jobs to the area. The TDCJ has announced expansion plans for this Unit which is expected to create an additional 200 local jobs.

     Station History and Characteristics. KAUZ-TV was originally licensed in 1953 to serve the Wichita Falls area. The Wichita Falls-Lawton market is ranked 143rd in the United States, with approximately 153,000 television households and a population of approximately 391,000. KAUZ-TV is broadcast on VHF channel 6 and is a CBS affiliate. KAUZ-TV competes with three other commercial stations in this market, ABC and NBC affiliates which broadcast on VHF channels and a Fox affiliate which broadcasts on a UHF channel.

KMIZ-TV (ABC) COLUMBIA AND JEFFERSON CITY, MISSOURI

     Market Description. The Columbia-Jefferson City DMA consists of 13 counties in central Missouri. Columbia and Jefferson City, approximately 30 miles apart, are situated in the center of Missouri within 130 miles of Kansas City, Missouri to the west and St. Louis, Missouri to the east. The Columbia-Jefferson City economy is based primarily on education, health, insurance and agriculture. Additionally, Jefferson City is the capital of Missouri adding governmental employment to the economic base of the area that has been called a recession resistant community due to its diversity and stable economy. Prominent corporations with facilities in this market include Toastmaster, Inc., State Farm Insurance Companies, Shelter Insurance Companies, Quaker Oats, Oscar Mayer Foods Corporation, Scholastic Books, ABB Power T&D Company and A.B. Chance Company. The area is also home to the University of Missouri, with approximately 24,000 students and 13,000 employees. In addition, the Fort Leonard Wood United States Army Base and the Whitman United States Air Force Base are located within this market.

     Station History and Characteristics. KMIZ-TV was originally licensed in 1971 to serve the Columbia-Jefferson City, Missouri area. The Columbia-Jefferson City market is ranked 145th in the United States, with approximately 147,000 television households and a population of approximately 356,000. KMIZ-TV is broadcast on UHF channel 17 and is an ABC affiliate. The two other commercial stations in the market, affiliates of CBS and NBC, are broadcast on VHF channels.

KOSA-TV (CBS) ODESSA AND MIDLAND, TEXAS

     Market Description. The Odessa-Midland DMA consists of 19 counties, 18 of which are in southwestern Texas and one of which is in southeastern New Mexico. Odessa, the largest city in the Permian Basin, is approximately 275 miles east of El Paso, Texas and 350 miles west of Dallas, Texas. The Odessa-Midland economy is historically based on the oil and gas industry. The area has recently diversified into the manufacturing and industrial service sectors, although ties to the energy sector remain very significant. Some of the major employers in the area include Phillips Petroleum Company, Exxon Corporation, the Shell Oil Co. Odessa Refinery, EVI-Highland Pump Company, Rexene Corporation, Ref-Chem Corporation, Texas Instruments Inc. and Medical Center Hospital. Odessa is also home of the University of Texas of the Permian Basin, Texas Tech University Health Sciences Center at Odessa and Odessa College, with an aggregate student enrollment of approximately 7,000.

     Station History and Characteristics. KOSA-TV was originally licensed in 1956 to serve Odessa, Texas. The Odessa-Midland market is ranked 151st in the United States, with approximately 132,000 television households and a population of approximately 375,000. KOSA-TV is broadcast on VHF channel 7 and is a CBS affiliate. There are three other commercial stations in the market, ABC and NBC affiliates which broadcast on VHF channels and a Fox affiliate which broadcasts on a UHF channel.

KHQA-TV (CBS) QUINCY, ILLINOIS AND HANNIBAL, MISSOURI

     Market Description. The Quincy-Hannibal DMA consists of 18 counties, eight of which are in western Illinois, nine of which are in northeastern Missouri and one of which is in southeastern Iowa. Quincy, Illinois and Hannibal, Missouri are situated on opposite sides of the Mississippi River approximately 100 miles northwest of St. Louis, Missouri. The Quincy-Hannibal economy is predominantly agricultural. This market is considered one of the largest soybean, hog and corn producing areas in the nation. Prominent corporations with facilities in this market include Moorman Manufacturing Company, American Cyanamid Company, Pillsbury, Inc., Quincy Soybean Co., Harris Corporation, Shaeffer Pen and Buckhorn Rubber Products.

     Station History and Characteristics. KHQA-TV was originally licensed in 1953 to serve the greater Quincy, Illinois-Hannibal, Missouri market. The Quincy-Hannibal market is ranked 158th in the United States, with approximately 117,000 television households and a population of approximately 286,000. KHQA-TV is broadcast on VHF channel 7 and is a CBS affiliate. Benedek Broadcasting acquired KHQA-TV in 1986. There is one other station in this market, an NBC affiliate carried on a VHF channel.

WTVY-TV (CBS) DOTHAN, ALABAMA AND PANAMA CITY, FLORIDA

     Market Description. WTVY-TV is one of the few stations in the United States that serves two DMAs. The Dothan DMA consists of six counties, five of which are in southeastern Alabama and one of which is in southwestern Georgia. Dothan is located approximately 90 miles southeast of Montgomery, Alabama and 85 miles north of Panama City, Florida. The Panama City DMA consists of nine counties in the middle of the Florida Panhandle.

     The Dothan economy, historically agricultural, is currently evenly distributed among the service, manufacturing and agricultural sectors. Dothan is known as the "Peanut Capital of the World." Peanuts account for half of the area's farm income, with cattle, poultry, corn, wheat, soybeans, cotton, fruits and vegetables making up the other half. Prominent corporations with facilities in the area include the Sony Corporation, Perdue Farms, Inc., General Electric Company and AAA Cooper Transport Company. Dothan is also home to the area's largest regional shopping mall, two regional hospitals and five educational institutions offering collegiate, technical and vocational studies. The Dothan DMA is also the site of the Fort Rucker United States Army Aviation Station.

     Panama City is the county seat of Bay County, Florida and is located on the Gulf of Mexico at the mouth of St. Andrew's Bay. The Panama City economy is heavily based on year-round tourism as a result of its affordability when compared to other Florida beach areas. Prominent corporations in the area include

Champion Paper Company and Stone Container Corporation, as well as more than 100 other manufacturers. The Panama City DMA is the site of the Tyndall United States Air Force Base and the Coastal Systems Station of the United States Navy.

     Station History and Characteristics. WTVY-TV, originally licensed in 1955 to serve the Dothan, Alabama metropolitan area, currently serves the DMA's of Dothan, Alabama and Panama City, Florida. The Dothan market is ranked 174th in the United States, with approximately 86,000 television households and a population of approximately 219,000, while the Panama City marked is ranked 159th with approximately 110,000 television households and a population of approximately 275,000. If combined, these two markets would rank as the 123rd largest market in the United States. WTVY-TV is broadcast on VHF channel 4 and is a CBS affiliate. Benedek Broadcasting acquired WTVY-TV on March 31, 1995. WTVY-TV competes with two other stations in the Dothan market, affiliates of ABC and Fox which broadcast on UHF channels. In the Panama City market, WTVY-TV competes with three other commercial stations, affiliates of ABC and NBC which broadcast on VHF channels and a Fox affiliate which broadcasts on a UHF channel.

WHSV-TV (ABC) HARRISONBURG, VIRGINIA

     Market Description. The Harrisonburg DMA consists of four counties, two of which are in northwestern Virginia and two of which are in northeastern West Virginia. Harrisonburg is located in the Shenandoah Valley between the Appalachian and Blue Ridge Mountains, approximately 110 miles west of Washington, D.C. and 110 miles northwest of Richmond, Virginia. The Harrisonburg economy has been growing rapidly over the past several years. Several prominent companies have established regional operations in the Harrisonburg market, including the Coors Brewing Company and R.R. Donnelly & Sons Co., Inc. Other companies in this area include Rocco Turkey, Inc., WLR Foods, Inc., Tyson Foods, Inc., Hershey Co., Owens-Brockway Plastics & Closures and Merck & Co., Inc. Harrisonburg is also the home of James Madison University, the largest state university in the Virginia University system with approximately 13,000 students.

     Station History and Characteristics. Since its inception in 1953, WHSV-TV has been the only VHF commercial television station serving the Harrisonburg market. The Harrisonburg market is ranked 178th in the United States, with approximately 80,000 television households and a population of approximately 199,000. WHSV-TV is broadcast on VHF channel 3 and is an ABC affiliate. Benedek Broadcasting acquired WHSV-TV in 1986. The Station is also carried on UHF translator on channel 64 in the adjacent Charlottesville, Virginia market. The higher costs for advertising in surrounding urban areas results in a competitive advantage for WHSV-TV in attracting advertising revenues.

WBKO-TV (ABC) BOWLING GREEN, KENTUCKY

     Market Description. The Bowling Green DMA consists of seven counties in southcentral Kentucky. Bowling Green is approximately 110 miles south of Louisville, Kentucky and 60 miles north of Nashville, Tennessee. Bowling Green lies between two different geographic regions: the "Pennyroyal," a rural area where agriculture and mining are major factors in the economy, and the "Bluegrass," a region featuring rich soil and rolling hills on which some of the most prominent thoroughbred horse farms in the world are located. Prominent corporations with facilities in this area include Fruit of the Loom, General Motors Corvette Assembly Division, the Holley Division of Coltec Industries, Eaton Corporation, Lord Corporation, Pan American Mills, Inc., Country Oven Bakery Division of Kroger Stores, Inc. and Hills Pet Products. Bowling Green is also the home of Western Kentucky University with approximately 16,000 students and 2,500 employees.

     Station History and Characteristics. WBKO-TV was originally licensed in 1962 to serve southcentral Kentucky. The Bowling Green market is ranked 182nd in the United States, with approximately 70,000 television households and a population of approximately 170,000. WBKO-TV is broadcast on VHF channel 13 and is an ABC affiliate. Benedek Broadcasting acquired WBKO-TV in 1983. The only other local commercial station broadcasting in this market is a Fox affiliate which broadcasts on a UHF channel. WBKO-TV also competes to some extent with three stations broadcasting from Nashville, Tennessee.

WTOK-TV (ABC) MERIDIAN, MISSISSIPPI

     Market Description. The Meridian DMA consists of seven counties, five of which are in eastern Mississippi and two of which are in western Alabama. Meridian is approximately 150 miles west of Montgomery, Alabama and 90 miles east of Jackson, Mississippi. The Meridian economy, traditionally based on the cattle and timber industries, has recently evolved into a medical and financial hub for eastern Mississippi and western Alabama. In addition, Meridian's favorable industrial climate has lured over 100 manufacturing plants to the area, including Peavey Electronics Corporation, James River Corp., Avery Dennison Stationery Products Division and the Delco-Remy Division of General Motors. There are also many large hospitals in the area, including Rush Foundation Hospital, East Mississippi State Hospital, Riley Memorial Hospital and Jeff Anderson Regional Medical Center, which together employ over 3,800 individuals. Meridian is also site of Meridian Naval Air Station, a United States Naval training facility.

     Station History and Characteristics. WTOK-TV was originally licensed in 1953 to serve Meridian, Mississippi. The Meridian market is ranked 183rd in the United States, with approximately 66,000 television households and a population of approximately 173,000. WTOK-TV is broadcast on VHF channel 11 and is an ABC affiliate. Benedek Broadcasting acquired WTOK-TV in 1988. The other two commercial stations in the market, affiliates of NBC and CBS, are broadcast on UHF channels with considerably smaller broadcast coverage than WTOK-TV. The CBS affiliate recommenced broadcasting in April 1994 after ceasing operations in April 1992. In August 1995, the CBS and NBC affiliates entered into a local marketing agreement pursuant to which the CBS affiliate would manage the NBC affiliate.

WTAP-TV (NBC) PARKERSBURG, WEST VIRGINIA

     Market Description. The Parkersburg DMA consists of three counties, two of which are in western West Virginia and one of which is in eastern Ohio. Parkersburg is located at the confluence of the Little Kanawha and the Ohio Rivers, approximately 140 miles from Pittsburgh, Pennsylvania and approximately 75 miles from Charleston, West Virginia. The Parkersburg economy is evenly distributed among the manufacturing and services sectors. A number of prominent companies maintain facilities in the Parkersburg market, including E. I. du Pont de Nemours & Co., General Electric Plastics, Shell Chemical, Ames Company, Nashua Photo, Inc. and Schott Scientific Glass, Inc. The area is also home to the Bureau of Public Debt, the printer for all United States Government Bonds, as well as several regional educational institutions including West Virginia University at Parkersburg, Ohio Valley College and Marietta College.

     Station History and Characteristics. WTAP-TV was originally licensed in 1953 and is the only commercial television station licensed to serve the Parkersburg market. The Parkersburg market is ranked 186th in the United States, with approximately 61,500 television households and a population of approximately 153,000. WTAP-TV is broadcast on UHF channel 15 and is an NBC affiliate. Benedek Broadcasting acquired WTAP-TV in 1979. Other network affiliated stations, including one NBC affiliate, located in Charleston, West Virginia and Columbus, Ohio, are carried on cable systems in Parkersburg, but are not part of the Parkersburg DMA.

KGWN-TV (CBS) CHEYENNE, WYOMING
KSTF-TV (CBS) SCOTTSBLUFF, NEBRASKA
KTVS-TV (CBS) STERLING, COLORADO

     Market Description. The Cheyenne-Scottsbluff-Sterling DMA consists of three counties, two in southeastern Wyoming and one in western Nebraska. Cheyenne, the state capital of Wyoming, is located approximately 100 miles north of Denver, Colorado. The Cheyenne economy is supported primarily by government, transportation, tourism, services and light manufacturing. Significant employers in the area include Union Pacific Railroad, United Medical Center, Veteran's Administration Hospital, Safecard and Frontier Oil Refinery. Cheyenne is also home to the F. E. Warren United States Air Force Base, which employs more than 4,000 people in military and civilian capacities.

     In order to properly serve the Cheyenne-Scottsbluff-Sterling DMA, KGWN-TV operates two satellite television stations, KSTF-TV in Scottsbluff, Nebraska and KTVS-TV in Sterling, Colorado. Scottsbluff is located in Scotts Bluff County, Nebraska approximately 100 miles northeast of Cheyenne. Sterling is located in Logan County, Colorado approximately 100 miles southeast of Cheyenne. The satellite stations serve sparsely populated rural areas which lack the resources to support full-service broadcast operations unrelated to the parent Station's more populous communities.

     Station History and Characteristics. KGWN-TV, originally licensed in 1954 to serve Cheyenne, Wyoming. Since first going on the air, KGWN-TV has been the only home market station in the City of Cheyenne and Laramie County. The Cheyenne-Scottsbluff-Sterling market is ranked 194th in the United States with approximately 50,000 television households and a population of approximately 123,000. KGWN-TV is broadcast on VHF channel 5 and is a CBS affiliate. KSTF-TV, broadcast on VHF channel 10, and KTVS-TV, broadcast on VHF channel 3, are operated as S-2 satellites receiving a substantial portion of their programming from KGWN-TV. However, as S-2 satellites, KSTF-TV and KTVS-TV broadcast some self-produced local programming which is not provided by KGWN-TV. KGWN-TV competes with two other commercial stations in the Cheyenne market, a satellite station of an ABC affiliate in Casper, Wyoming which broadcasts Fox programming in Cheyenne, and a satellite station of an NBC affiliate, both of which satellite stations broadcast on UHF channels. KSTF-TV competes with one other commercial station in the Scottsbluff market, a satellite station of an ABC affiliate which broadcasts on a VHF channel. KTVS-TV competes to some extent with several stations broadcasting from Denver, Colorado.

KGWC-TV (CBS) CASPER, WYOMING
KGWL-TV (CBS) LANDER, WYOMING
KGWR-TV (CBS) ROCK SPRINGS, WYOMING

     Market Description. The Casper-Riverton DMA consists of six counties in central Wyoming. Casper is located approximately 290 miles southeast of Billings, Montana and 275 miles north of Denver, Colorado. The Casper economy, historically centered on oil and agriculture, has recently diversified with the growth of its service sector. Major employers in the area include the Wyoming Medical Center, Wotco, Inc., Conoco, True Oil & Affiliates and Rissler McMurry. Casper is also home to Casper College and the University of Wyoming-Casper, with an aggregate student population of approximately 4,500.

     In order to properly serve the vast geographic area covered by the Casper-Riverton DMA, KGWC-TV operates two satellite television stations, KGWL-TV in Lander, Wyoming and KGWR-TV in Rock Springs, Wyoming. Lander is located in Freemont County approximately 140 miles southwest of Casper. Rock Springs is located in Sweetwater County approximately 220 miles southwest of Casper. The satellite stations serve sparsely populated rural areas which lack the resources to support full-service broadcast operations unrelated to the parent Station's more populous communities.

     Station History and Characteristics. KGWC-TV, originally licensed in 1980 to serve Casper, Wyoming. The Casper-Riverton market is ranked 197th in the United States, with approximately 50,000 television households and a population of approximately 125,000. KGWC-TV is broadcast on UHF channel 14 and is a CBS affiliate. KGWL-TV, broadcast on VHF channel 5, and KGWR-TV, broadcast on VHF channel 13, are operated as S-1 satellite stations receiving all of their programming from KGWC-TV. KGWC-TV competes with two other commercial stations in this market, an NBC affiliate which broadcasts on a VHF channel and an ABC/Fox affiliate which broadcasts on a UHF channel.

COMPETITION

     The principal methods of competition in television broadcasting are the development of audience interest through programming and promotions and competition in rates charged to advertisers. Broadcast television stations compete for advertising revenues with other broadcast stations, cable television and all other advertising media in their market areas and generally do not compete with stations in other markets. Benedek Broadcasting has generally acquired stations in markets where there are only a limited number of over-the-air television stations competing for local viewership and for local advertising revenues. In two of its markets, Benedek Broadcasting owns the only local television station. In four markets, Benedek Broadcasting owns one of only two local television stations. In seven markets, Benedek Broadcasting owns one of three local television stations. In eight markets, Benedek Broadcasting owns one of four local television stations. In addition, WTVY-TV competes with two other stations in the Dothan market and with three other stations in the Panama City market.

     Audience. Stations compete for audience on the basis of program popularity which has a direct effect on advertising rates. A significant portion of Benedek Broadcasting's daily programming is supplied by the networks. In those time eriods, the Stations are totally dependent upon the performance of the networks' programs in attracting viewers. Non-network time periods are programmed by the Stations with local news and syndicated programs generally purchased for cash and barter and, to a lesser extent, barter-only. The Stations also air sports, public affairs and other entertainment programming.

     The development of methods of television transmission of video programming other than over-the-air broadcasting, and in particular the growth of cable television, has significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as a distribution system for non-broadcast programming distributed by the cable system. As the technology of satellite program delivery to cable systems advanced in the late 1970's, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience.

     The FCC has authorized several entities to construct and launch satellites to deliver DBS to homes from satellites. Three DBS companies provide nationwide service and MCI Communications has acquired the right to launch a fourth DBS satellite service in a joint venture with the parent of Fox. In early 1997, the Fox DBS venture and Echostar, an operating DBS company, announced a merger and a plan to carry local broadcast stations. The FCC has also adopted rules which may significantly increase the number of multipoint distribution service stations ("MDS") (i.e., video service distributed on microwave frequencies which can only be received by special microwave antennae). These MDS stations have launched service in several cities, and one telephone company has also begun offering digital MDS service. In addition, the FCC has authorized a 28 GHz microwave cable service that will have the potential to provide up to 100 channels of video or more. The FCC is also licensing low power television stations which are television stations with coverage areas much smaller than those served by full power conventional television stations.

     Current technology offers several different methods for transmitting television signals with greatly improved definition, color rendition, sound and wider screen picture. Collectively, these improvements are referred to as digital television ("DTV"), with the most advanced type of transmission system being high definition television. Intensive research and development efforts have achieved forms of DTV that can be transmitted by existing terrestrial broadcasters in the United States. A number of such proposed systems have been extensively tested by an industry test center under the auspices of an Industry Advisory Committee reporting to the FCC. Following such testing, the major proponents of the competing systems agreed to combine their efforts to provide a single DTV system, and these efforts resulted in technical standards that were submitted to the FCC in 1995. In late 1996, the FCC adopted a technical standard for DTV. The standard will involve the broadcast of DTV on a separate television channel from that used for conventional broadcasting and that channel may also be used by broadcasters for data transmission and multi-channel transmission. The FCC currently is determining whether and how to assign licenses to permit television broadcasters to provide DTV services. The FCC has tentatively decided to issue a second channel to each television broadcaster to permit it to provide DTV during a transition period. Although in some cases a DTV channel may provide a station with a smaller geographic service area than its current channel, most stations are expected to obtain DTV service areas that are consistent with their current service areas. At the end of the transition period, each broadcaster would be required to return to the FCC one of these two channels. This transition ultimately will permit broadcasters to provide higher quality services to their viewers and may permit broadcasters to compete more effectively with other digital video systems. However, constructing and operating a second television channel will require a substantial capital outlay for all of the Stations. Benedek Broadcasting is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of Benedek Broadcasting's operations.

     In addition, certain leaders in Congress and the Administration have proposed legislation requiring broadcasters to (i) bid at auction for DTV channels, potentially against other non-broadcast applicants, (ii) return their analog channels on an expedited basis by 2005 to permit the old channels to be reauctioned to new licensees and/or (iii) pay a fee for the use of the second channel, starting either immediately or after 2005. These proposals, if enacted, could affect Benedek Broadcasting. First, auctions for DTV channels could substantially increase Benedek Broadcasting's up-front costs of converting to DTV and would raise the possibility that Benedek Broadcasting could be subject to additional competition in its markets if it, or another licensee, is out-bid by a newcomer. Second, an expedited transition period could require Benedek Broadcasting to end analog transmission before all its viewers (particularly those in the smaller markets which Benedek Broadcasting serves) have purchased DTV-compatible reception equipment.

     Programming. Competition for programming involves negotiating with national program distributors or syndicators which sell first run and rerun packages of programming. The Stations compete against local broadcast stations for exclusive access to first run product (such as "The Oprah Winfrey Show," "Wheel of Fortune" and "Jeopardy") and for off-network reruns (such as "Home Improvement," "Seinfeld" and "Roseanne") in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks have acquired programs that would have otherwise been offered to local television stations. Competition also occurs for exclusive news stories and features.

     Advertising. The Stations compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising expenditures in the broadcasting industry occurs primarily in individual markets. Generally, television broadcasting stations in one market do not compete with stations in other market areas.

     Management cannot predict the exact nature of the competition it will face in any market since competing stations may change owners, affiliations and/or programming focus at any time. Benedek Broadcasting cannot predict the effect the changes in legislation or technology, discussed herein, will have on its operations. In certain markets, construction permits for new stations have been or may be granted.

FEDERAL REGULATION OF TELEVISION BROADCASTING

     Existing Regulation. Television broadcasting is subject to the jurisdiction of the FCC, pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC to issue, renew, revoke and modify broadcasting licenses, regulate the frequency and operating power of stations, determine station location, regulate the equipment used by stations, adopt rules and regulations to carry out the provisions of the Communications Act and to impose certain penalties for violations of the Communications Act. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.

     License Grant and Renewal. Television broadcasting licenses are usually granted or renewed for the maximum allowable term of eight years. The FCC may revoke a license or renew a license for a period shorter than the maximum allowable term if the FCC finds that the licensee has committed a serious violation of FCC rules, has committed other violations which taken together would constitute a pattern of abuse, or has otherwise failed to serve the public interest. At the time the application is made for renewal of a television license, parties in interest may file petitions to deny renewal, and such parties as well as members of the public may comment upon the service the station has provided during the preceding term and urge denial of the application. Additionally, if an incumbent licensee fails to meet the renewal standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC then has the authority to deny the renewal application and consider a competing application.

     In the vast majority of cases, broadcast licenses are renewed by the FCC even when the petitions to deny are filed against broadcast license renewal applications. All of the Stations are presently operating under five-year licenses expiring on various dates from 1997 to 2005. Currently, WTOK-TV, Meridian, Mississippi, and WTVY-TV, Dothan, Alabama, have pending applications for license renewal. Benedek Broadcasting is not aware of any facts or circumstances that might prevent any of the Stations from having its current license renewed at the end of its respective term or which might prevent the license renewal for WTOK-TV or WYTV-TV.

     The Communications Act prohibits the assignment of a license or the transfer of control of a license without prior approval of the FCC. Under the Communications Act, no license may be held by a corporation of which more than 20% of the capital stock is owned of record, voted or subject to control by aliens, and no corporation may hold the capital stock of another corporation holding broadcast licenses if more than 25% of the capital stock of such parent corporation is owned of record, voted or subject to control by aliens, unless specific FCC authorization is obtained.

     Multiple Ownership Restrictions. The FCC has promulgated a number of rules designed to limit the ability of individuals and entities to own or have an ownership interest above a certain level (an "attributable interest," defined more fully below) in broadcast stations, as well as other mass media entities. These rules include limits on the number of television stations that may be owned both on a national and a local basis. On a national basis, FCC rules generally limit any individual or entity from having attributable interests in television stations with an aggregate audience reach exceeding 35% of all United States households.

     The FCC also limits the common ownership of broadcast stations with overlapping service areas, combined local ownership of a newspaper and a broadcast station and combined local ownership of a cable television system and a broadcast television station. FCC rules currently allow an entity to have an attributable interest in only one television station in a market. In approving the Brissette acquisition, the FCC granted six-month waivers of that rule as it pertains to the transmission signal overlap of (i) WIFR-TV, the Benedek Station serving Rockford, Illinois, and
WMTV-TV, the Brissette Station serving Madison, Wisconsin; (ii) WYTV, the Benedek Station serving Youngstown, Ohio, and WTRF-TV, the Brissette Station serving Wheeling, West Virginia and Steubenville, Ohio; and (iii) WTAP-TV, the Benedek Station serving Parkersburg, West Virginia, and WTRF-TV. These waivers will permit Benedek Broadcasting to hold the Stations in question for a six-month period after closing before divesting one of the two Stations that do not comply with the duopoly rule in each instance. The FCC has a pending proceeding that may result in the liberalization of the duopoly rule to permit Benedek Broadcasting to continue to own all the Stations it currently owns as well as all of those it has received FCC consent to acquire. Benedek Broadcasting has requested an extension of its waiver to permit it to continue to own these Stations pending the Commission's decision on this proceeding. The FCC proposed revised duopoly rules during the fourth quarter of 1996, and it expected that, after considering public comments, new rules will become effective during 1997 or early 1998. As a result of the limited waiver provided by the FCC, Benedek Broadcasting has had discussions concerning exchanging or selling Stations which would eliminate the duopoly overlap. No agreement or understanding currently exists with respect to any such sale or exchange. There can be no assurance that the FCC will act to liberalize the rule or that it will do so in time to avoid Benedek Broadcasting's being required to divest certain Stations in order to eliminate any signal overlap. Expansion of Benedek Broadcasting's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any changes the FCC may adopt.

     Under the FCC's ownership rules, if a purchaser of Benedek Broadcasting's common stock acquires an "attributable" interest in Benedek Broadcasting, a violation of FCC regulations could result if that purchaser owned or acquired an attributable interest in other media properties in a manner prohibited by the FCC's rules. All officers and directors of a licensee, as well as stockholders who own 5% or more of the outstanding voting stock of a licensee (either directly or indirectly), will generally be deemed to have an attributable interest. For certain institutional investors who exert no control or influence over a licensee, the bench-mark is 10% or more of such outstanding voting stock before attribution occurs. Under FCC regulations, debt instruments, non-voting stock and certain limited partnership interests and voting stock held by non-majority stockholders in cases in which there is a single majority stockholder are not generally subject to attribution. Benedek Broadcasting currently has a single stockholder. In the event Benedek Broadcasting no longer had a single majority stockholder, minority interests would be deemed to be attributable interests. The FCC has initiated an inquiry into modifying several of these attribution standards. It is likely that this inquiry will be concluded in late 1997 or early 1998, and there can be no assurance that these rules will be changed.

     To the best of Benedek Broadcasting's knowledge, no officer, director or stockholder of Benedek Broadcasting holds an interest in another radio or television station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies.

     Regulation of Broadcast Operations. Television broadcasters are subject to FCC regulation in several other areas, including political broadcasting, children's programming, obscene and indecent programming and equal employment opportunities.

     Candidates for Federal elective office have a right to buy advertising time on television stations. Stations may also choose, but are not required, to carry advertising by state or local candidates. When a station carries advertising by one candidate (whether Federal, state or local), the station must afford "equal opportunity" for advertising by that candidate's opponent(s). During the last 45 days of a primary campaign and the last 60 days of a general election campaign, stations may not charge political candidates rates any higher than the rate being charged to the most favored commercial advertiser during the same period. These requirements can have the effect of reducing the revenues that a station might otherwise earn during preelection periods.

     Television stations must serve the educational and information needs of children in their overall programming, and must air some programming specifically designed to serve those needs. The programming obligation applies to programs originally produced and broadcast for an audience of children 16 years of age and younger. Commercial time is limited to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays for programs originally produced and broadcast primarily for an audience of children 12 years of age and younger.

     Television stations may not air obscene programming at any time, and may not air indecent programming during the morning, afternoon and early evening. Material is obscene if it appeals to viewers' prurient interests by depicting sexual conduct in a patently offensive manner and lacks serious literary, artistic, political or scientific value. Material is indecent if it describes in patently offensive terms, sexual or excretory activities or organs.

     Television stations must have an equal employment opportunity ("EEO") policy that prohibits discrimination based on race, color, sex, religion or national origin, and must establish EEO programs that encourage recruitment and hiring of women and minorities. The FCC requires licensees to file regular employment reports with the agency, recruit minority or female applicants for vacancies, maintain records documenting the recruitment of women and minorities, work with local organizations to identify female and minority job candidates, and examine their sources of job referrals to determine if those sources are effective in providing a station with female or minority applicants. The FCC recently issued a notice of proposed rulemaking regarding its EEO rules, stating that it hoped to make its EEO rules less burdensome (especially for small stations).

     In all of the foregoing areas, as well as in other matters that affect operations and competition in the television broadcast industry, regulatory policies are subject to change over time and cannot be fully predicted.

     Proposed Legislation and Regulation. The Congress and the FCC currently have under consideration, and may in the future adopt, new rules, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Stations. In addition to the proposed changes set forth above, examples of such matters include policies concerning eliminating certain cross-ownership restrictions, political advertising and programming practices, flexible use of broadcast spectrum, spectrum use fees, the standards to govern evaluation of television programming directed toward children and violent and indecent programming. Other matters that could affect Benedek Broadcasting's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the initiation of DBS, the continued establishment of wireless cable systems and low power television stations and the participation of telephone companies in the provision of video programming by wire.

     Implementation of the Cable Act of 1992. The Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act") was enacted on October 5, 1992. The Cable Act imposes cable rate regulation, establishes cable ownership limitations, regulates the relationships between cable operators and their program suppliers, regulates signal carriage and retransmission consent and regulates numerous other aspects of the cable television business.

     The signal carriage, or "must carry," provisions of the Cable Act require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such system. The Cable Act also includes a retransmission consent provision that requires cable operators and other multi-channel video programming distributors to obtain the consent of broadcast stations prior to carrying them in certain circumstances. The must carry and retransmission consent provisions are related in that a television station must elect once every three years either to waive its right to mandatory, but uncompensated, carriage or to negotiate a grant of retransmission consent to permit the cable system to carry the station's signal.

     In April 1993, a three-judge panel of the United States District Court of the District of Columbia upheld the constitutionality of the legislative must-carry provisions. In June 1994, the Supreme Court ruled that the must-carry provisions were "consent-neutral" and, thus, not subject to strict scrutiny and that Congress's stated interests in preserving the benefits of free, off-air broadcast television, promoting the widespread dissemination of information from a multiplicity of sources and promoting fair competition in the market for television programming all qualify as important governmental interests. The Court, however, remanded to the lower federal court with instructions to hold further proceedings with respect to evidence that lack of the must-carry requirements would harm free, off-air broadcasting. In 1995, the lower court again upheld the constitutionality of must-carry requirements after reviewing the required evidence. The Supreme Court recently agreed to review the case again in the fall of 1996, and a decision on that case is expected by mid-1997.

     Under rules adopted to implement these must carry and retransmission consent provisions, local broadcast stations were required to make their initial elections of must carry or retransmission consent by June 17, 1993, effective October 6, 1993. Stations that failed to elect were deemed to have elected carriage under the must carry provisions. Other issues addressed in the FCC rules were market designations, the scope of retransmission consent and procedural requirements for implementing the signal carriage provisions.

     In 1993, Benedek Broadcasting elected and negotiated retransmission consents with all of the local cable systems which carry the signals of the Benedek Stations. Benedek Broadcasting has entered into agreements for each Benedek Station with all of these cable system operators. All of these agreements grant such cable system operators to retransmit the Benedek Station's signal. These retransmission arrangements do not represent a significant source of revenue for Benedek Broadcasting. The terms of these retransmission agreements range from one to five years. In 1993, each of Stauffer and Brissette also elected and negotiated retransmission consents with all of the local cable systems carrying the signals of their respective Stations and each entered into agreements for its Stations similar to the retransmission consent agreements entered into by Benedek Broadcasting. Benedek Broadcasting recently elected retransmission consent with those cable systems with which the prior agreements expired. The Stations are currently negotiating with these operators to enter into longer term agreements. Benedek Broadcasting cannot predict the outcome of these negotiations. In addition, although Benedek Broadcasting expects to be able to renew its current retransmission agreements when such agreements expire, there can be no assurance that such renewals will be obtained.

EMPLOYEES

     Benedek Broadcasting currently employs approximately 1,300 full-time employees. Approximately 250 of Benedek Broadcasting's employees located at WMTV-TV, WILX-TV, WHOI-TV, WTRF-TV, KDLH-TV and WYTV are represented by labor unions under collective bargaining agreements. The collective bargaining agreements expire at various times from 1997 through 2000. There are no unionized employees at the remaining Stations. Benedek Broadcasting believes that its relationship with all of its employees, including those represented by labor unions, is satisfactory.

ITEM 2.  PROPERTIES.

     Benedek Broadcasting's principal executive offices are located in leased premises in Rockford, Illinois.

     The types of properties required to support each of the Stations include offices, studios and tower and transmitter sites. A station's studio and office are generally located in business districts while tower and transmitter sites are generally located so as to provide maximum signal coverage to each market. The following table contains certain information describing the general character of the properties of Benedek Broadcasting.

STATION, MARKET AREA AND USE       OWNED OR LEASED        APPROXIMATE SIZE(a)         HEIGHT/POWER       EXPIRATION OF LEASE
---------------------------------  -------------------- -----------------------  ----------------------- ----------------------
WMTV-TV; Madison, WI
Office and Studio................         Owned             16,485 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned                   (b)              1,040 ft./955 kw               --
WYTV; Youngstown, OH
Office and Studio................         Owned             18,964 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned                   (b)                642 ft./550 kw               --
WWLP-TV; Springfield
  and Holyoke, MA
Office and Studio................         Owned             20,000 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned                   (b)                500 ft./342 kw               --
WILX-TV; Lansing, MI
Office and Studio................         Owned             13,700 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned              5,000 sq. ft.           994 ft./309 kw               --
WHOI-TV; Peoria and
  Bloomington, IL
Office and Studio................         Owned             16,900 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned                   (b)                640 ft./2,240 kw             --
KCOY-TV; Santa Barbara,
  Santa Maria and San Luis
 Obispo, CA
Office and Studio................         Owned             18,000 sq. ft.                 --                     --
Tower/Transmitter Site...........         Leased             1,200 sq. ft.           140 ft./115 kw               (c)
KDLH-TV; Duluth, MN
  and Superior, WI
Office and Studio................         Owned             25,000 sq. ft. (d)             --                     --
Tower/Transmitter Site...........         Owned              1,040 sq. ft.           811 ft./100 kw               --
WIFR-TV; Rockford, IL
Office and Studio................         Owned             13,500 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned                   (b)                674 ft./562 kw               --
WSAW-TV; Wausau and
  Rhinelander, WI
Office and Studio................         Owned             24,400 sq. ft.                 --                     --
Tower/Transmitter Site...........       Leased (e)             432 sq. ft.           650 ft./316 kw             08/01/02
WTRF-TV; Wheeling, WV
  and Steubenville, OH
Office and Studio................         Owned             43,872 sq. ft. (f)             --                     --
Tower/Transmitter Site...........         Owned              2,000 sq. ft.           741 ft./316 kw               --

MARKET AREA, STATION AND USE       OWNED OR LEASED        APPROXIMATE SIZE(a)         HEIGHT/POWER       EXPIRATION OF LEASE
---------------------------------  -------------------- -----------------------  ----------------------- ----------------------
WIBW-TV; Topeka, KS
Office and Studio................         Leased            18,774 sq. ft. (g)             --                   08/31/98
Tower/Transmitter Site...........         Leased             2,338 sq. ft.          1,249 ft./316 kw            02/14/62
KAUZ-TV; Wichita Falls,
 TX and Lawton, OK
Office and Studio................         Owned             13,078 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned                   (b)               1,028 ft./100 kw              --
KMIZ-TV; Columbia and
  Jefferson City, MO
Office and Studio................         Owned              5,993 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned                875 sq. ft.          1,030 ft./1,580 kw            --
KOSA-TV; Odessa and
  Midland, TX
Office and Studio................         Owned             14,222 sq. ft.                 --                     --
Tower/Transmitter Site...........         Leased               930 sq. ft.            726 ft./316 kw            10/31/98
KHQA-TV; Quincy, IL
 and Hannibal, MO
Office and Studio................         Leased            13,120 sq. ft.                 --                   (h)(i)
Tower/Transmitter Site...........         Owned              1,200 sq. ft.            804 ft./269 kw              --
WTVY-TV; Dothan, AL
  and Panama City, FL
Office and Studio................         Leased            20,440 sq. ft.                 --                   12/31/02
Tower/Transmitter Site...........         Owned              2,500 sq. ft.          1,880 ft./100 kw              --
WHSV-TV; Harrisonburg,
  VA
Office and Studio................         Owned              6,720 sq. ft.                 --                     --
Tower/Transmitter Site...........         Leased             2,016 sq. ft.            337 ft./8.32 kw           12/31/01(j)
WBKO-TV; Bowling
  Green, KY
Office and Studio................         Owned             17,598 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned              1,175 sq. ft.            603 ft./316 kw              --
WTOK-TV; Meridian, MS
Office and Studio................         Owned             13,188 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned              1,504 sq. ft.            316 ft./316 kw              --
WTAP-TV; Parkersburg,
  WV
Office and Studio................         Leased            17,500 sq. ft.                 --                   04/30/05(k)
Tower/Transmitter Site...........         Owned              3,600 sq. ft.            439 ft./208 kw              --
KGWN-TV; Cheyenne,
  WY
Office and Studio................         Owned              7,500 sq. ft.                 --                     --
Tower/Transmitter Site...........          (l)               2,646 sq. ft.            620 ft./100 kw              --
KSTF-TV (satellite)
  Scottsbluff, NE
Office and Studio................         Owned              2,400 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned              2,457 sq. ft.            674 ft./240 kw              --

MARKET AREA, STATION AND USE       OWNED OR LEASED        APPROXIMATE SIZE(a)         HEIGHT/POWER       EXPIRATION OF LEASE
---------------------------------  -------------------- -----------------------  ----------------------- ----------------------
KTVS-TV (satellite)
  Sterling, CO
Office and Studio................         Owned              3,750 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned              2,640 sq. ft.           730 ft./60.6 kw              --
KGWC-TV; Casper and
  Riverton, WY
Office and Studio................         Leased             6,827 sq. ft.                 --                   08/31/97
Tower/Transmitter Site...........         Owned              1,692 sq. ft.            235 ft./60 kw               --
KGWL-TV (satellite)
  Lander, WY
Tower/Transmitter Site...........         Leased              768 sq. ft.             155 ft./30 kw             12/31/07
KGWR-TV (satellite)
  Rock Springs, WY
Tower/Transmitter Site...........         Leased              400 sq. ft.             100 ft./12 kw             05/22/99

------------------

(a) Approximate size is for building space only and does not include the land on which the facilities are located.
(b) Tower/Transmitter Site is located at and included within the size of the office and studio premises.
(c) Occupied on a month-to-month basis pursuant to approval of the United States Department of Agriculture Forest Service. This property was previously occupied pursuant to a Special Use Permit. Currently the United States Department of Agriculture Forest Service is revising certain provisions of its form of Special Use Permit which would otherwise have been reissued to Stauffer in the ordinary course of business. Benedek Broadcasting has applied for and anticipates that it will be issued a Special Use Permit with respect to this property upon completion of the aforementioned revisions. However, there can be no assurance that such a Special Use Permit will be issued in the future.
(d) Benedek Broadcasting owns a building of approximately 55,000 sq. ft. in which the offices and studio of KDLH-TV are located and of which approximately 30,000 sq. ft. are leased to third parties.
(e)  Leased  together with TAK  Communications  from the  Wisconsin  Educational
     Board.
(f) Benedek Broadcasting owns a building of approximately 46,872 sq. ft. in which the offices and studio of WTRF-TV are located and of which approximately 3,000 sq. ft. are leased to a third party.
(g) Benedek Broadcasting leases a building of approximately 23,837 sq. ft. in which the offices and studio of WIBW-TV are located and of which approximately 5,063 sq. ft. are subleased to Stauffer which owns and operates radio stations WIBW AM and FM.
(h)  Occupied on a month-to-month basis.
(i) Benedek Broadcasting purchased land to relocate studio and office in early 1998.
(j) Occupied pursuant to a Special Use Permit granted by the United States Department of Agriculture Forest Service.
(k) Benedek Broadcasting has an option to purchase the premises on each of May 1, 2000 and 2005 for $650,000 and $750,000, respectively.
(l) This property is utilized subject to an easement granted by the State of Wyoming.

ITEM 3.  LEGAL PROCEEDINGS.

     Benedek Broadcasting currently and from time to time is involved in litigation incidental to the conduct of its business. Benedek Broadcasting (including in its capacity as successor to Brissette) is not currently a party to any lawsuit or proceeding which, in the opinion of Benedek Broadcasting, is likely to have a material adverse effect on Benedek Broadcasting.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Not applicable.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data for the five years ended December 31, 1996 represents the consolidated financial information of the Company and are derived from the audited Consolidated Financial Statements, which Consolidated Financial Statements for the three years ended December 31, 1996 together with the report of McGladrey & Pullen, LLP, independent certified public accountants, are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial information presented below should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------------------------------
                                                               1992           1993           1994         1995(a)          1996(b)
                                                               ----           ----           ----         -------          -------
                                                                                  (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Net revenues(c) .......................................    $  36,311      $  38,352      $  44,221      $  50,329      $  96,386
  Operating expenses:
       Station operating expenses .......................       21,511         22,805         24,810         29,049         58,602
       Depreciation and amortization ....................        4,428          3,721          3,403          5,041         20,220
                                                             ---------      ---------      ---------      ---------      ---------
  Station operating income ..............................       10,372         11,826         16,008         16,239         17,564
       Corporate ........................................        1,288          1,249          1,309          1,576          2,695
       Special bonus, officer-stockholder ...............            -          1,400              -              -              -
                                                             ---------      ---------      ---------      ---------      ---------
 Operating income .......................................        9,084          9,177         14,699         14,663         14,869
                                                             ---------      ---------      ---------      ---------      ---------
  Financial expenses, net:
  Interest expense, net(d):
       Cash interest, net ...............................       (6,605)        (8,194)        (7,740)       (14,763)       (22,559)
       Other interest ...................................       (7,774)        (6,161)        (4,905)          (712)        (1,030)
                                                             ---------      ---------      ---------      ---------      ---------
                                                               (14,379)       (14,355)       (12,645)       (15,475)       (23,589)
  Other, net ............................................         (310)           144            (10)          --             --
                                                             ---------      ---------      ---------      ---------      ---------
                                                               (14,689)       (14,211)       (12,655)       (15,475)       (23,589)
                                                             ---------      ---------      ---------      ---------      ---------
  Income (loss) before income tax benefit and
    extraordinary item ..................................       (5,605)        (5,034)         2,044           (812)        (8,720)
  Income tax benefit (e) ................................            -              -              -              -          1,848
                                                             ---------      ---------      ---------      ---------      ---------
  Income (loss) before extraordinary item ...............       (5,605)        (5,034)         2,044           (812)        (6,872)
  Extraordinary item (f) ................................            -              -              -          6,864              -
                                                             ---------      ---------      ---------      ---------      ---------
 Net income (loss) ......................................       (5,605)        (5,034)         2,044          6,052         (6,872)
                                                             =========      =========      =========      =========      =========

STATEMENT OF CASH FLOW DATA:
  Net cash provided by (used in) operating
    activities ..........................................    $   5,255      $   4,926      $  10,493      $   3,251      $  17,842
  Net cash (used in) investing activities ...............         (375)          (864)        (2,507)       (30,972)      (326,632)
  Net cash provided by (used in) financing
    activities ..........................................       (1,427)        (6,951)        (7,037)        32,773        307,212

CERTAIN FINANCIAL DATA:
  Broadcast cash flow (g) ...............................    $  14,728      $  15,546      $  19,627      $  21,310      $  38,865
  Broadcast cash flow margin (h) ........................         40.6%          40.5%          44.4%          42.3%          40.3%
  Adjusted EBITDA (i) ...................................       13,440         14,297         18,318         19,734         36,170
  Adjusted EBITDA margin (j) ............................         37.0%          37.3%          41.4%          39.2%          37.5%
  Amortization of program broadcast rights ..............    $   1,996      $   2,179      $   2,104      $   2,162      $   4,399
  Payment for program broadcast rights ..................        2,068          2,180          1,888          2,132          3,318
  Capital expenditures ..................................        1,458          1,278          1,161          2,008          5,003

                                                                         YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------
                                                      1992        1993         1994        1995(a)      1996(b)
                                                      ----        ----          ----       -------     -------
                                                                           (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (END OF PERIOD):
  Total assets ..................................   $  77,049    $  72,818    $  73,621    $ 114,453    $ 491,298
  Working capital (deficit) .....................         (71)       3,684        1,611       13,665        3,698
  Long-term debt (k) ............................     109,439      112,874      107,607      135,767      261,187
  Stockholder's equity (deficit).................     (41,004)     (44,660)     (42,615)     (36,563)     144,473

---------------------------


(a) On March 31, 1995, Benedek Broadcasting acquired WTVY-TV serving Dothan, Alabama and Panama City, Florida. The statement of operations and other data does not include information with respect to WTVY-TV prior to the date of acquisition.
(b) On June 6, 1996, Benedek Broadcasting acquired the Stauffer Stations and the Brissette Stations. The statement of operations and other data does not include information with respect to the Acquired Stations prior to the date of acquisition.
(c) Net revenues reflect deductions from gross revenues for agency and national sales representative commissions.
(d) Cash interest expense, net includes cash interest paid and normal adjustments to accrued interest. Other interest expense includes accrued interest with respect to warrants to purchase Benedek Broadcasting's common stock, accrued interest with respect to the contingent equity value of the Company and long-term deferred interest, accrued interest added to long-term debt balances, deferred loan amortization and accretion of discounts.
(e) Benedek Broadcasting has historically elected to be taxed as an S Corporation for federal and state income tax purposes. Accordingly, the sole stockholder of Benedek Broadcasting is responsible for the payment of income taxes on the Company's taxable income. Net income (loss) does not include a pro forma adjustment for income taxes due to the availability of net operating loss carryforwards and a valuation allowance. Benedek
     Broadcasting's election to be taxed as an S Corporation terminated automatically concurrently with the consummation of the acquisitions of the Acquired Stations. Benedek Broadcasting is now subject to federal and state income taxes.
(f) Benedek Broadcasting recorded an extraordinary gain from the early extinguishment of debt comprised of a gain of $11.1 million reduced by losses of $2.7 million of prepayment premiums and contingent payments and $1.5 million of unamortized debt discount and deferred loan costs.
(g) Broadcast cash flow is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights, corporate expenses and non-cash compensation less payments for program broadcast rights. Benedek Broadcasting has included broadcast cash flow data because such data is used by certain investors to measure a company's ability to service debt. Broadcast cash flow does not purport to represent cash provided by operating activities as reflected in Benedek Broadcasting's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.
(h) Broadcast cash flow margin is defined as broadcast cash flow divided by net revenues.
(i) Adjusted EBITDA is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and non-cash compensation less payments for program broadcast rights. Benedek Broadcasting has included Adjusted EBITDA data because such data is used by certain investors to measure a company's ability to service debt. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in Benedek Broadcasting's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.
(j) Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues.
(k) Long-term debt is defined as notes payable and capital leases payable (including the current portion thereof), net of discount.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The operating revenues of Benedek Broadcasting are derived primarily from the sale of advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. Revenue depends on the ability of Benedek Broadcasting to provide popular programming which attracts audiences in the demographic groups targeted by advertisers, thereby allowing Benedek Broadcasting to sell advertising time at satisfactory rates. Revenue also depends significantly on factors such as the national and local economy and the level of local competition.

     In 1996, Benedek Broadcasting reported net revenues of $96.4 million compared to net revenues of $50.3 million in 1995 and $44.2 million in 1994. The increase in 1996 net revenues was due to the acquisitions of the Acquired Stations which represented $43.9 million. Benedek Broadcasting had a net loss of $6.9 million for the year ended December 31, 1996 compared to a net income of $6.1 million (after an extraordinary gain of $6.9 million) for the year ended December 31, 1995. Adjusted EBITDA for the year ended December 31, 1996 was $36.2 million as compared to $19.7 million for the year ended December 31, 1995 and $18.3 million for the year ended December 31, 1994.

     Local/regional advertising and national advertising constitute the largest categories of Benedek Broadcasting's operating revenues and represent approximately 79% of gross revenues for the year ended December 31, 1996 as compared to 86% for the year ended December 31, 1995. Although relatively constant as a total percentage of gross revenues, the mix of advertising revenue can vary depending on the level of political advertising revenue. Excluding political advertising revenue, the percentage of gross revenues attributable to local/regional advertising and national advertising of Benedek Broadcasting in 1994, 1995 and 1996 was 88.8%, 87.4% and 86.6%, respectively. The decrease in 1996 was the result of an increase in network compensation of $4.0 million or 126.9%, primarily as a result of the Acquisitions and represents 7.0% of gross revenues (excluding political advertising revenues) for 1996 as compared to 5.6% of gross revenues (excluding political advertising revenues) in 1995.

     Approximately 59% of the gross revenues of Benedek Broadcasting in year ended December 31, 1996 was generated from local and regional advertising, which is sold primarily by the Stations' sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by Benedek Broadcasting. Benedek Broadcasting generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

     In December 1995, Benedek Broadcasting entered into new long-term affiliation agreements with CBS effective retroactive to July 1, 1995. In connection with such arrangements, CBS paid Benedek Broadcasting bonus payments of $2.5 million in the fourth quarter of 1995 and $2.5 million in the first quarter of 1996. These payments are being recognized as revenue by Benedek Broadcasting at the rate of $0.5 million per year over the ten-year term of the affiliation agreements. In connection with these payments, Benedek Broadcasting also agreed with CBS that, upon the consummation of the acquisition of the Acquired Stations, the terms of the affiliation agreements for the Acquired Stations which are CBS affiliates would be extended through 2005.

     Benedek Broadcasting's primary operating expenses are employee compensation, programming and depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. Benedek Broadcasting purchases first run and off-network syndicated programming on an ongoing basis and has a policy of closely matching payments for and amortization of program rights in each period. A network-affiliated station receives approximately two-thirds of its required daily programming from the network at no cost. Depreciation and amortization expense has generally declined from period to period as assets acquired at the time of the acquisition of a station have been fully depreciated. However, for 1996, depreciation and amortization increased $15.2 million due to the acquisition of the Acquired Stations. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. Benedek Broadcasting's operating expenses
(excluding depreciation and amortization) represent approximately 63.5% of net revenues for 1996 as compared to approximately 60.9% of net revenues for each of 1995 and 1994.

     On March 31, 1995, Benedek Broadcasting acquired for a cash purchase price of $28.7 million substantially all of the assets (including cash and accounts receivable) of WTVY-TV (the "Dothan Station") which is the CBS affiliate serving both Dothan, Alabama and Panama City, Florida.

     On June 6, 1996, Benedek Broadcasting acquired substantially all of the broadcast television assets (including working capital of approximately $1.6 million) of the Stauffer Stations consisting of five principal broadcast television stations and four satellite broadcast television stations for a purchase price of $54.5 million. The principal stations acquired by Benedek Broadcasting were KCOY-TV, Santa Maria, California; WIBW-TV, Topeka, Kansas; KMIZ-TV, Columbia, Missouri; KGWC-TV, Casper, Wyoming; and KGWN- TV, Cheyenne, Wyoming. KGWC-TV operates two satellite stations, KGWL-TV, Lander, Wyoming, and KGWR-TV, Rock Springs, Wyoming, both of which rebroadcast the programming of KGWC-TV. KGWN-TV operates two satellite stations, KSTF-TV, Scottsbluff, Nebraska, and KTVS-TV, Sterling, Colorado, both of which rebroadcast the programming of KGWN-TV. All of the Stauffer Stations are affiliated with CBS, except for KMIZ-TV, Columbia, Missouri, which is affiliated with ABC.

     On June 6, 1996, Benedek Broadcasting acquired all of the capital stock of Brissette for $270.0 million in cash and preferred stock. All of the outstanding indebtedness of Brissette was paid in full by the sellers at the closing. Pursuant to the Brissette purchase agreement, at the closing Brissette was required to have working capital of at least $8.8 million and any amount in excess thereof was to be paid to the sellers. By acquiring all of the capital stock of Brissette, Benedek Broadcasting acquired eight network-affiliated television stations including WMTV-TV, the NBC affiliate serving Madison, Wisconsin; WWLP-TV, the NBC affiliate serving Springfield, Massachusetts; WILX-TV, the NBC affiliate serving Lansing, Michigan; WHOI-TV, the ABC affiliate serving Peoria, Illinois; WSAW-TV, the CBS affiliate serving Wausau, Wisconsin; WTRF-TV, the CBS affiliate serving Wheeling, West Virginia and Steubenville, Ohio; KAUZ-TV, the CBS affiliate serving Wichita Falls, Texas; and KOSA-TV, the CBS affiliate serving Odessa, Texas. Of the $270.0 million paid for the capital stock of Brissette, $225.0 million was paid in cash and $45.0 million was paid by the issuance of the junior preferred stock of BCC to General Electric Capital Corporation ("GECC").

     Benedek Broadcasting has included Adjusted EBITDA and broadcast cash flow data because such data is used by certain investors to measure a company's ability to service debt. Adjusted EBITDA is used to pay principal and interest on long-term debt and to fund capital expenditures. Adjusted EBITDA and broadcast cash flow do not purport to represent cash provided by operating activities as reflected in Benedek Broadcasting's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     The following table sets forth certain historical results of the operations and operating data for the periods indicated. The table includes the results of operations of the Acquired Stations only from the closing date of June 6, 1996.

                                                    Years Ended December 31,
                                             ----------------------------------
                                                     (Dollars in Thousands)
                                                 1994         1995         1996
                                             --------     --------     --------
Operating income ........................    $ 14,699     $ 14,662     $ 14,869
  Add:
    Amortization of program
      broadcast rights ..................       2,104        2,162        4,399
    Depreciation and amortization .......       3,403        5,042       20,220
    Corporate Expenses ..................       1,309        1,576        2,695
  Less:
    Payment for program
      broadcast liabilities .............      (1,888)      (2,132)      (3,318)
                                             --------     --------     --------
Broadcast cash flow .....................    $ 19,627     $ 21,310     $ 38,865
                                             ========     ========     ========

     The following table provides both historical and Same Station information. The Same Station information gives effect to the acquisition of the Dothan Station and the Acquired Stations as if such transactions were consummated on January 1, 1995. The Same Station information for the years ended December 31, 1995 and 1996 does not purport to represent what Benedek Broadcasting's results of operations would have been if such transactions had been effected at such date and do not purport to project results of operations of Benedek Broadcasting in any future period.

                                                    Historical                        Same Station
                                              Year Ended December 31,               Year Ended December 31,
                                       ----------------------------------------------------------------------------
                                                                 %                                             %
                                         1995        1996      Change         1995           1996           Change
                                         ----        ----      ------         ----           ----           ------
                                                               (Dollars in Thousands)
Net revenues ......................  $ 50,329     $ 96,386        91.5%     $120,617        $126,165          4.6%
                                     --------     --------     ------       --------        --------      -------
Operating expenses:
  Selling, technical and
    program expenses ..............    21,199       43,759       106.4        51,842          57,332         10.6
  General and administrative ......     7,850       14,843        89.1        19,683          20,239          2.8
  Depreciation and amortization ...     5,041       20,220       301.1        28,146          29,955          6.4
  Corporate .......................     1,576        2,695        71.0         3,200           3,700         15.6
                                     --------     --------     -------      --------        --------      -------
                                       35,666       81,517       128.6       102,871         111,226          8.1
                                     --------     --------     -------      --------        --------      -------
          OPERATING INCOME ........  $ 14,663     $ 14,869         1.4%     $ 17,746        $ 14,939      (16.4)%
                                     ========     ========     =======      ========        ========      =======
Broadcast cash flow ...............  $ 21,310     $ 38,865        82.4%     $ 49,292        $ 49,741         1.0%
Broadcast cash flow margin ........      42.3%        40.3%                     40.9%           39.4%
Adjusted EBITDA ...................  $ 19,734     $ 36,170        83.3%     $ 46,092        $ 46,041       (0.1)%
Adjusted EBITDA margin ............      39.2%        37.5%                     38.2%           36.5%

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net revenues for the year ended December 31, 1996 increased $46.1 million or 91.5% to $96.4 million from $50.3 million for the year ended December 31, 1995 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations which increased net revenue by $43.9 million. On a Same Station basis, net revenues for the year ended December 31, 1996 increased $5.5 million or 4.6% from the year ended December 31, 1995. On a Same Station basis, political advertising revenue for the year ended December 31, 1996 increased by $8.4 million to $9.8 million. Gross revenues on a Same Station basis excluding political advertising revenue decreased $1.4 million or 1.0% from the year ended December 31, 1995.

     Net revenues during the year ended December 31, 1996 were adversely affected by an unexpected weakness in advertising revenues for Benedek Broadcasting's 12 CBS affiliated stations and six ABC affiliated stations which experienced a decline in audience shares relative to NBC affiliates. On a Same Station basis, net revenues of Benedek Broadcasting's CBS affiliated stations increased by 0.9% and net revenues of Benedek Broadcasting's ABC affiliated stations increased by 5.2%, while net revenues of Benedek Broadcasting's NBC affiliated stations increased by 10.4%.

     Operating  expenses for the year ended  December 31, 1996  increased  $45.9 million or 128.5% to $81.5 million from $35.7 million for the year ended December 31, 1995. Of the increase in operating expenses, $40.4 million was attributable to the acquisition of the Acquired Stations and $2.8 million was attributable to depreciation and amortization at the nine Stations owned by Benedek Broadcasting for all of 1996. As a percentage of net revenues, operating expenses for all of the Stations increased to 84.6% from 70.9% in the year ended December 31, 1995, primarily as a result of an increase of $15.2 million in depreciation and amortization expense. On a Same Station basis, operating expenses for the year ended December 31, 1996 increased $8.4 million or 8.1% from the year ended December 1, 1995. Such operating expenses were $111.2 million for the year ended December 31, 1996 as compared to $102.9 million for the year ended December 31, 1995. The increase was primarily caused by expansion of locally-produced news programs and increased depreciation and amortization. Operating expenses as a percentage of net revenues on a Same Station basis increased from 85.3% for the year ended December 31, 1995 to 88.2% for the year ended December 31, 1996.

     Operating income for the year ended December 31, 1996 increased $0.2 million or 1.4% to $14.9 million from $14.7 million for the year ended December 31, 1995.

     Financial (expenses), net for the year ended December 31, 1996 increased $8.1 million or 52.4% to $23.6 million from $15.5 million in the year ended December 31, 1995, due to Benedek Broadcasting's higher debt level following the completion of the financing of the purchase price for the Acquired Stations in June 1996.

     Income tax benefit for the year ended December 31, 1996 was $1.8 million compared to none for the year ended December 31, 1995. Reductions in the deferred tax liabilities related to the acquisitions and the creation of deferred tax assets generated the income tax benefit for the year ended December 31, 1996. For the year ended December 31, 1995, Benedek Broadcasting recognized no income tax benefit due to its Subchapter S Corporation status.

     Net loss for the year ended December 31, 1996 was $6.9 million as compared to a net income of $6.1 million for the year ended December 31, 1995. The year ended December 31, 1995 included an extraordinary gain of $6.9 million on the early extinguishment of debt.

     Broadcast cash flow for the year ended December 31, 1996 increased $17.6 million or 82.4% to $38.9 million from $21.3 million for the year ended December 31, 1995 primarily as a result of the acquisition of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 40.3% for the year ended December 31, 1996 from 42.3% for the year ended December 31, 1995. On a Same Station basis, broadcast cash flow for the year ended December 31, 1996 increased $0.4 million or 1.0% to $49.7 million from $49.3 million for the year ended December 31, 1995. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis decreased to 39.4% for the year ended December 31, 1996 from 40.9% for the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     The following table (in thousands) sets forth certain historical results of operations and operating data for the years ended December 31, 1994 and 1995. The information does not include the results of operations of the 1996 Acquired Stations.

                                                      Year Ended December 31,
                                               -----------------------------------
                                                      (Dollars in Thousands)
                                                                              %
                                                 1994         1995          Change
                                                 ----         ----          ------
Net revenues ............................      $44,221       $50,329         13.8%
                                               -----------------------------------
Operating expenses:
  Selling, technical and
    program expenses ....................       17,740        21,199         19.5
  General and administrative ............        7,070         7,850         11.0
  Depreciation and amortization .........        3,403         5,042         48.2
  Corporate .............................        1,309         1,576         20.4
                                               -------       -------       ------
                                                29,522        35,667         20.8
                                               -------       -------       ------
           OPERATING INCOME .............      $14,699       $14,662          0.3%
                                               =======       =======       ======
Broadcast cash flow .....................      $19,627       $21,310          8.6%
Broadcast cash flow margin ..............         44.4%         42.3%
Adjusted EBITDA .........................      $18,318       $19,734          7.7%
Adjusted EBITDA margin ..................         41.4%         39.2%

     Net revenues for the year ended December 31, 1995 increased $6.1 million or 13.8% to $50.3 million from $44.2 million for the year ended December 31, 1994. Of this increase, $5.0 million was attributable to the acquisition in March 1995 of the Dothan Station which serves Dothan, Alabama and Panama City, Florida. For the eight Benedek Stations owned by Benedek Broadcasting for all of 1994 and 1995, net revenues for the year ended December 31, 1995 increased $1.1 million or 2.4% from the year ended December 31, 1994. Gross revenues for such Benedek Stations excluding political advertising revenue increased $2.9 million or 5.6% from 1994 to 1995. For such Benedek Stations, political advertising revenue for the year ended December 31, 1995 decreased $1.8 million or 66.7% to $0.9 million from $2.7 million for the year ended December 31, 1994.

     Operating expenses for the year ended December 31, 1995 increased $6.1 million or 20.8% to $35.7 million from $29.5 million for the year ended December 31, 1994. Of the increase in operating expenses, $4.4 million was attributable to the acquisition of the Dothan Station. As a percentage of net revenues, operating expenses increased to 70.9% from 66.8% in the year ended December 31, 1994, primarily as a result of an increase of $1.6 million in depreciation and amortization expense. For the eight Stations owned by Benedek Broadcasting for all of 1994 and 1995, operating expenses for the year ended December 31, 1995 increased $1.7 million or 5.9% from the year ended December 31, 1994. Operating expenses as a percentage of net revenues for the years ended December 31, 1995 and 1994 for such Stations were 69.0% and 66.8%, respectively, primarily as a result of an increase in depreciation and amortization from 7.7% to 8.0% of net revenues and an increase in barter transactions, primarily related to programming and promotion, from 4.0% to 5.0% of net revenues.

     Operating income for the years ended December 31, 1995 and 1994 remained flat at $14.7 million as a result of the above factors.

     Financial (expenses), net for the year ended December 31, 1995 increased $2.8 million or 22.3% to $15.5 million from $12.7 million in the year ended December 31, 1994 due to Benedek Broadcasting's higher debt level following the offering of Benedek Broadcasting's 11 7/8% Senior Secured Notes due 2005 (the "Senior Secured Notes") in March 1995.

     Net income for the year ended December 31, 1995 increased to $6.1 million from $2.0 million for the year ended December 31, 1994 primarily as a result of a gain of $6.9 million on the early extinguishment of debt. This gain resulted from the refinancing of Benedek Broadcasting's debt from the proceeds of the offering of the Senior Secured Notes in March 1995.

     Broadcast cash flow for the year ended December 31, 1995 increased $1.7 million or 8.6% to $21.3 million from $19.6 million for the year ended December 31, 1994 primarily as a result of the acquisition of the Dothan Station. As a percentage of net revenues, broadcast cash flow decreased to 42.3% for the year ended December 31, 1995 from 44.4% for the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows from Operating Activities is the primary source of liquidity for Benedek Broadcasting and were $17.8 million for the year ended December 31, 1996 compared to $3.3 million for the year ended December 31, 1995. Cash flows from operating activities included $2.5 million from the bonus payment from CBS and $2.2 million of collections on net accounts receivable provided by Stauffer. Noncash operating expenses, including depreciation and amortization, increased due to the acquisition. Depreciation and amortization caused operating income to decrease by $21.2 million without an effect on cash flow. For the year ended December 31, 1995, cash flows from operating activities primarily resulted from the refinancing of substantially all of Benedek Broadcasting's existing long-term debt in March 1995 and the payment of $4.4 million of deferred and contingent interest and $2.7 million of prepayment premiums. In addition, cash used by operations included $6.9 million of noncash gain on early extinguishment of debt.

     Cash Flows from Investing Activities were $(326.6) million for the year ended December 31, 1996 compared to $(31.0) million for the year ended December 31, 1995. For the year ended December 31, 1996, cash flows from investing activities primarily resulted from the payment of $322.1 million for the Acquired Stations. For the year ended December 31, 1995, cash flows used in investing activities included $26.7 million paid to acquire the Dothan Station.

     Cash Flows from Financing Activities were $307.2 million for the year ended December 31, 1996 compared to $32.8 million for the year ended December 31, 1995. For the year ended December 31, 1996, cash flows from financing activities resulted from the proceeds of financing the acquisitions of the Acquired Stations. For the year ended December 31, 1995, cash flows from financing activities primarily resulted from the issuance in March 1995 of $135.0 million of Benedek Broadcasting's Senior Secured Notes to refinance existing indebtedness and finance the acquisition of the Dothan Station, offset by $96.0 million of principal payments on existing indebtedness.

THE FINANCING PLAN

     Benedek Broadcasting, together with the Company, implemented a financing plan in order to finance the acquisitions of the Acquired Stations and to pay fees and expenses related thereto. The financing plan consisted of (i) the offer and sale by the Company of the Senior Subordinated Discount Notes (the "Notes") to generate gross proceeds of $90.2 million, (ii) the sale by the Company of units consisting of Exchangeable Redeemable Senior Preferred Stock and warrants to generate gross proceeds of $60.0 million, (iii) Benedek Broadcasting borrowing $128.0 million pursuant to the Term Loan Facilities of the Credit Agreement and (iv) the Company issuing an aggregate of $45.0 million initial liquidation preference of Seller Junior Discount

Preferred Stock to GECC and Mr. Paul Brissette. Benedek Broadcasting currently also has available to it $10.0 million under a revolving credit facility under the Credit Agreement ("the Revolving Credit Facility"). At December 31, 1996, there were no outstanding borrowings under the Revolving Credit Facility.

     Benedek Broadcasting believes that the financing plan provides for a long-term financing structure that will allow management to concentrate its efforts on maximizing results of operations. Benedek Broadcasting anticipates that the Adjusted EBITDA of Benedek Broadcasting will be sufficient to finance the operating requirements of the Stations, debt service requirements of the Company and presently anticipated capital expenditures until such time that the debt matures or requires payment in full for at least the period until BCC is required to make cash payments in respect of the Notes, the Exchangeable Redeemable Senior Preferred Stock and the Seller Junior Discount Preferred Stock. Benedek Broadcasting anticipates that capital expenditures of approximately $7.8 million will be made in 1997. Such capital expenditures will be financed either from cash provided by operations, borrowings under the Revolving Credit Facility or purchase money financing.


     The Notes do not bear interest until May 15, 2001, and the Company will not be obligated to pay cash interest on the Notes until November 15, 2001. In addition, for all dividend payment dates with respect to the Exchangeable Redeemable Senior Preferred Stock and interest payment dates with respect to the Notes through and including July 1, 2001, the Company may, at its option, pay dividends by adding the amount thereof to the then effective liquidation preference of the Exchangeable Redeemable Senior Preferred Stock or pay interest on the Notes by issuing additional Notes. For all dividend payment dates with respect to the Seller Junior Discount Preferred Stock prior to October 1, 2001, the Company is required to pay such dividends by adding the amount thereof to the then effective liquidation preference of the Seller Junior Discount Preferred Stock. In order for the Company to meet its debt service obligations after May 2001 with respect to the Notes and pay required dividends after July 1, 2001 with respect to the Exchangeable Redeemable Senior Preferred Stock and from and after October 1, 2001 with respect to the Seller Junior Discount Preferred Stock, the Company will need to substantially increase broadcast cash flow at its stations or refinance. The Company's debt service obligations, including scheduled principal amortization, in the 12 month period beginning May 15, 2001 would be approximately $58.0 million (assuming that there will assuming a blended interest rate on the amounts then outstanding under the Credit Agreement comparable to the rate the Company is currently paying). The Company's cash dividend payments during such period on the Exchangeable Redeemable Senior Preferred Stock and the Seller Junior Discount Preferred Stock would be approximately $27.0 million.

     In order to repay the Notes and Benedek Broadcasting's Senior Secured Notes at maturity, the Company will need to refinance all or a portion of such notes. The Company's ability to refinance the Notes and the Senior Secured Notes will depend upon the Company's operating performance, as well as prevailing economic and market conditions, levels of interest rates, refinancing costs and other factors, many of which are beyond the Company's control.

     The Company is a holding company that will derive all of its operating income and Adjusted EBITDA from its sole subsidiary, Benedek Broadcasting, the common stock of which, together with all other assets of the Company, have been pledged to secure the Company's senior guarantee of all indebtedness of Benedek Broadcasting outstanding under the Credit Agreement and in respect of the Senior Secured Notes. As a holding company, the Company's ability to pay its obligations, including its obligation to pay interest on and principal of the Notes, whether at maturity, upon a change of control or otherwise, will be dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to the Company or to make funds available to the Company for debt service or any other obligation. Although the Credit Agreement does not limit the ability of Benedek Broadcasting to pay dividends or make other payments to the Company, the Senior Secured Note Indenture does contain such limitations. However, after giving effect to the implementation of the financing plan on June 6, 1996 (including the contribution to the common equity of Benedek Broadcasting of net cash proceeds of approximately $188.8 million from the sale of the Notes, the Exchangeable Redeemable Senior Preferred Stock and the Seller Junior Discount Preferred Stock), as of December 31, 1996, Benedek Broadcasting could have distributed approximately $188.8 million to the Company under such limitations.

     The Term Loan Facilities consist of (i) Series A Facility of $70.0 million and (ii) Series B Facility of $58.0 million. The Term Loan Facilities provide for quarterly amortization until final maturity (except in the first year during which amortization will be on a semiannual basis). The Series A Facility will mature in June 2001 and the Series B Facility will mature in December 2002. Benedek Broadcasting is required to make scheduled amortization payments on the Term Loan Facilities, on an aggregate basis for Series A and Series B Facilities, as follows: during 1997, $8.5 million; during 1998, $12.75 million; during 1999, $15.25 million; during 2000, $21.75 million; during 2001, $21.25 million; and during 2002, $45.5 million.

     In addition, Benedek Broadcasting is required to make prepayments on the Term Loan Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities. Benedek Broadcasting is also required to make prepayments on the Term Loan Facilities in an amount equal to 75% of excess cash flow (as defined) so long as Benedek Broadcasting's ratio of debt to Adjusted EBITDA remains above 6.75 and 50% of such excess cash flow if such ratio is at or below 6.75. These mandatory prepayments will be applied to prepay, on a pro rata basis, the Series A and Series B Facilities. The Series A Facility bears interest, at Benedek Broadcasting's option, at a base rate plus a spread or at a Eurodollar rate plus a spread. The Series B Facility bears interest, at Benedek Broadcasting's option, at a base rate plus a spread or at a Eurodollar rate plus a spread. The margins above the base rate and the Eurodollar rate at which the Term Loan Facilities and Revolving Credit Facility will bear interest are subject to reductions at such times as certain leverage ratio performance tests are met.

     Benedek Broadcasting entered into an interest rate cap agreement which matures in May 1998 to reduce the impact of changes in interest rates on its floating-rate long-term debt. The agreement effectively entitles Benedek Broadcasting to receive from a financial institution the amount, if any, by which the London Interbank Offering Rate (LIBOR) exceeds 7.36% on a notional amount totaling $125,000,000 subject to an amortization schedule. Although Benedek Broadcasting is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate cap, management does not expect nonperformance by the counterparty.

     Benedek Broadcasting has the ability, subject to a borrowing base and compliance with certain covenants and conditions, to borrow up to an additional $10.0 million for general corporate purposes pursuant to the Revolving Credit Facility. The Revolving Credit Facility has a term expiring in 2001 and is fully revolving until final maturity. The Revolving Credit Facility bears interest, at Benedek Broadcasting's option, at a base rate plus a spread or at a Eurodollar rate plus a spread.

     The Term Loan Facilities and the Revolving Credit Facility are secured by certain of Benedek Broadcasting's present and future property and assets. The Term Loan Facilities are also guaranteed by Benedek License Corporation ("BLC"), a wholly owned subsidiary of Benedek Broadcasting, that holds the FCC licenses and authorizations for the Stations, and is secured by all of the stock of BLC.

     The Term Loan Facilities and the Revolving Credit Facility contain certain financial covenants, including, but not limited to, covenants related to cash interest coverage, fixed charge coverage, bank debt/Adjusted EBITDA ratio, total debt/Adjusted EBITDA ratio and minimum Adjusted EBITDA. In addition, the Term Loan Facilities and the Revolving Credit Facility contain other affirmative and negative covenants relating to (among other things) liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to the Company) transactions with affiliates, mergers and acquisitions, sales of assets, guarantees and investments. The Term Loan Facilities and the Revolving Credit Facility contain customary events of default for highly-leveraged financings, including certain changes in ownership or control of Benedek Broadcasting or the Company.

     As a result of the lower than expected increases in net revenues on a Same Station basis and the increases in operating expenses on a Same Station basis at certain of the Acquired Stations during the second quarter prior to their acquisition by Benedek Broadcasting as described above, at September 30 and December 31, 1996, Benedek Broadcasting did not meet certain financial ratios contained in the Credit Agreement. The lenders under the Credit Agreement agreed to waive such noncompliance. In connection with each such waiver, the Company agreed that for so long as its ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement) exceeded certain levels, the Term Loan Facilities will bear interest at varying additional spreads from that originally provided for in the Credit Agreement. In connection with the waiver for December 1996, Benedek Broadcasting and its lenders revised the financial covenants applicable to Benedek Broadcasting for the period through the first half of 1998 and Benedek Broadcasting agreed to reduce the Revolving Credit Facility from $15.0 million to $10.0 million and to increase the percentage of excess cash flow to be applied as prepayments of the Term Loan Facilities from 50% to 75% until Benedek Broadcasting's ratio of debt to Adjusted EBITDA is at 6.75 or lower.

RECENT DEVELOPMENTS

     In September 1996, Benedek Broadcasting announced that it had reached an agreement in principle with The Warner Bros. Television Network to develop a local cable affiliate called the "WeB" in each of the Company's 20 markets which rank above 100. The WeB is intended to be a 24 hour, seven day a week television channel which will broadcast Warner Bros. Network prime time programming, WB Kids programming and syndicated programming of Warner Bros. and others. The WeB is scheduled to begin service by the fall of 1998 in most 100-plus markets. Benedek Broadcasting will be responsible for all local sales efforts for the new channels in its markets. Benedek Broadcasting does not anticipate a significant effect on operations during 1997 nor does it anticipate that significant capital expenditures will be required in connection with the development of its WeB affiliates.

     During 1996, Benedek Broadcasting made arrangements to acquire low power television licenses in Columbia and Jefferson City, Missouri which is expected to be completed in the second quarter 1997. Benedek Broadcasting does not expect material expenditures for the acquisition of these licenses or immediate capital needs.

SEASONALITY

     Net revenues of Benedek Broadcasting are generally higher during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period, and, to a lesser extent, during the second quarter of each year.

INCOME TAXES

        Historically, Benedek Broadcasting had elected to be taxed as a Subchapter S Corporation. Therefore, for the years ended December 31, 1994 and 1995, and for the period January 1, 1996 through June 6, 1996, income taxes were not reflected in the consolidated financial statements, but the income, deductions, losses and credits were passed to Benedek Broadcasting's sole stockholder. Concurrent with the completion of the financing for the acquisitions of the Acquired Stations, Benedek Broadcasting's election to be taxed as a Subchapter S Corporation was terminated and Benedek Broadcasting became subject to federal and state income taxes. In conjunction with the acquisition of Brissette, a deferred tax liability of $53.3 million was recognized primarily associated with the variance between future tax deductions allowed for depreciation and amortization of intangibles and the amount of such depreciation and amortization that will be reflected for book purposes.

   For the year ended December 31, 1996, a tax benefit of $1.8 million was recognized consisting of a $2.0 million benefit related to the net reduction of deferred income tax liabilities and $0.2 million of taxes currently due.

     Under the provisions of the Internal Revenue Code, Benedek Broadcasting has approximately $9.2 million of actual net operating loss carryforwards available to offset future tax liabilities of Benedek Broadcasting, that begin to expire in 2007 through 2011.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages F-1 and S-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF BENEDEK BROADCASTING

     The following table sets forth certain information with respect to each director and executive officer of Benedek Broadcasting:

                   NAME                      AGE           POSITION
                   ----                      ---           --------
A. Richard Benedek.........................   57  Chairman, Chief Executive Officer and Director
K. James Yager.............................   61  President and Director
Ronald L. Lindwall.........................   51  Senior Vice President-Finance, Chief Financial
                                                   Officer, Treasurer, Secretary and Director
Terrance F. Hurley.........................   40  Senior Vice President of Benedek Broadcasting
Keith L. Bland.............................   41  Senior Vice President-Planning and Technology of
                                                   Benedek Broadcasting
Mary L. Flodin.............................   41  Vice President and Controller
Jay Kriegel................................   56  Director
Paul S. Goodman............................   42  Director

     Mr. A. Richard Benedek has been engaged in the television broadcasting industry for over 15 years. Mr. Benedek is the Chairman and Chief Executive Officer of the Company. Mr. Benedek has served as Chairman and Chief Executive Officer of Benedek Broadcasting since its formation in January 1979. From the formation of Benedek Broadcasting until March 1995, Mr. Benedek also served as President of Benedek Broadcasting. Additionally, Mr. Benedek has also served as President and Chief Executive Officer of Blue Grass and Youngstown from their formation in January 1980, and September 1982, respectively, until the Merger. Prior to his activities in the television broadcasting industry, Mr. Benedek was a partner in the investment banking firm of Bear, Stearns & Co. Inc.

     Mr. K. James Yager has been engaged in the television broadcasting industry for over 35 years. Mr. Yager is the President of the Company. Mr. Yager has served as President of Benedek Broadcasting since March 1995. From 1987 until he became President, Mr. Yager served as Executive Vice President of Benedek Broadcasting. Mr. Yager has also served as Vice President of each of Blue Grass and Youngstown from 1990 to 1993, respectively, until the Merger. Mr. Yager was employed by Cosmos Broadcasting from 1960 until 1980, including as general manager of its television stations in Columbia, South Carolina and New Orleans, Louisiana. From 1980 until 1986, Mr. Yager was Executive Vice President and Chief Operating Officer of Spartan Radiocasting, which then owned three television stations and four radio stations.

     Mr. Ronald L. Lindwall is the Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Lindwall has also held the same positions at Benedek Broadcasting since March 1995. From 1990 until March 1995, Mr. Lindwall served as Senior Vice President, Chief Financial Officer and Treasurer of Benedek Broadcasting. Mr. Lindwall has also served as Senior Vice President, Chief Financial Officer and Treasurer of each of Blue Grass and Youngstown from 1990 until the Merger. From 1982 to 1990, Mr. Lindwall was a partner at the accounting firm of McGladrey & Pullen.

     Mr. Terrance F. Hurley was recently promoted to Senior Vice President of Benedek Broadcasting in anticipation of the completion of the Acquisitions. From December 1995 until his promotion, Mr. Hurley served as Vice President/General Manager of KDLH-TV serving Duluth, Minnesota and Superior, Wisconsin. Mr. Hurley also served as General Manager of KDLH-TV from October 1994 until December 1995 and General Sales Manager of KHQA-TV serving Quincy, Illinois and Hannibal, Missouri from May 1993 until December 1995. From 1991 until May 1993, Mr. Hurley was employed by Dix Communications as the General Sales Manager of KAAL-TV, serving Austin, Minnesota.

     Mr. Keith L. Bland has been engaged in the television broadcasting industry for over 22 years. Mr. Bland has served as Vice President-Planning and Technology of Benedek Broadcasting since January 1996. From March 1995 until January 1996, Mr. Bland served as Vice President and General Manager of WTAP-TV serving Parkersburg, West Virginia. Mr. Bland also served as General Manager of WTAP-TV from January 1990 until March 1995, General Sales Manager of WIFR-TV serving Rockford, Illinois from September 1989 until January 1990 and Local/Regional Sales Manager of WIFR-TV from July 1987 until September 1989.

     Ms. Mary L. Flodin is the Vice President and Controller of the Company. Ms. Flodin has also held the same positions at Benedek Broadcasting since 1990. From 1988 to 1990, Ms. Flodin served as Controller of Benedek Broadcasting. Ms. Flodin has also served as Vice President and Controller of each of Blue Grass and Youngstown from 1990 until the Merger. From 1983 to 1988, Ms. Flodin served in various financial capacities as Vice President of AMCORE Financial, Inc.

     Mr. Jay L. Kriegel has been engaged in the communications industry for over 20 years. Since March 1994, Mr. Kriegel has been a counselor with the public relations firm of Abernathy MacGregor Scanlon. From 1988 to 1994, Mr. Kriegel was Senior Vice President of CBS Inc. Mr. Kriegel has served as a Director of the Company since May 1994 and as a Director of Benedek Broadcasting since its inception.

     Mr. Paul S. Goodman has been corporate counsel to Benedek Broadcasting since 1983. Since April 1993, Mr. Goodman has been a member of the law firm of Shack & Siegel, P.C. From January 1990 to April 1993, Mr. Goodman was a member of the law firm of Whitman & Ransom. Mr. Goodman has served as a Director of the Company since November 1994 and as a Director of Benedek Broadcasting since its inception.

     In addition to the foregoing persons, Benedek Broadcasting has recently added two senior executives to its corporate staff.

     Mr. Raymond J. Schonbak was hired effective April 1, 1997 to serve as a Senior Vice President of Benedek Broadcasting. Mr. Schonbak was the founder and President of US Broadcast Group of Shelton, Connecticut from 1995 to 1997. He served as the CEO of Triad Communications of San Francisco, California from 1991 to 1995. Before that, he held a variety of management positions in the broadcast field beginning in 1970.

     Mr. Raymond P. Maselli was promoted to Senior Vice President of Benedek Broadcasting effective March 1997. Mr. Maselli has been with Benedek Broadcasting as Vice President, General Manager of WYTV in Youngstown, Ohio since 1989. He was the Vice President of Sales and Programming for WGR of Buffalo, New York from 1983 to 1989. He started his broadcast career in 1965.

     All directors hold office until their successors are duly elected and qualify. Executive officers of Benedek Broadcasting are appointed by the Board of Directors and serve at the Board's discretion. Directors of Benedek
Broadcasting  received  no  cash  compensation  for  such  services  to  Benedek
Broadcasting during 1994. In 1995 and 1996, Benedek Broadcasting paid each director who is not an employee of Benedek Broadcasting $2,500 per quarter and $500 per Board meeting for his services as a director. No family relationship exists between any of the executive officers or directors of Benedek Broadcasting.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the compensation paid to Benedek Broadcasting's Chief Executive Officer and the other four most highly-compensated executives during the fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994. The amounts set forth in the following table for 1994 include amounts paid to the listed executive officers by Benedek Group, Inc. which was owned by Messrs. Benedek, Yager and Lindwall and which provided management and accounting services to Benedek Broadcasting during part of 1994.

                           SUMMARY COMPENSATION TABLE

                                                                       ANNUAL COMPENSATION
                                                                    ------------------------
                                                                                                           ALL
                                                                                                          OTHER
             NAME AND PRINCIPAL POSITION                YEAR        SALARY($)       BONUS($)       COMPENSATION($)(a)
             ---------------------------                ----        ---------       --------       ------------------
A. Richard Benedek, Chairman and                        1996        525,000             --                   --
  Chief Executive Officer                               1995        475,000             --                   --
                                                        1994        450,000             --                   --

K. James Yager, President                               1996        406,586             --                2,293
                                                        1995        344,950             --                2,300
                                                        1994        307,550             --                2,700

Ronald L. Lindwall, Senior Vice President-              1996        150,000         25,000                2,293
  Finance, Chief Financial Officer, Secretary           1995        107,652         55,000                2,310
  and Treasurer                                         1994        109,808         10,000                1,859

Terrance F. Hurley, Senior Vice President               1996        141,114         25,000                1,498

Douglas E. Gealy, Executive Vice President (b)          1996        161,867             --                   --

---------------------------

(a) Represents the amount of Benedek Broadcasting's contribution under its 401(k) plan.
(b)  Mr. Gealy is no longer employed by Benedek Broadcasting.

     The following table sets forth the value, at December 31, 1996, of options to purchase common stock of the Company held by the President of the Company, all of which are exercisable. No other executive officer holds any options.

                                            FISCAL YEAR-END OPTION VALUES

                                             Number of Securities                           Value of Unexercised
                                        Underlying Unexercised Options                     In-the-Money Options at
                                              at Fiscal Year End                               Fiscal Year-End
                                  ------------------------------------------      -----------------------------------------
              Name                     Exercisable          Unexercisable              Exercisable         Unexercisable
              ----                     -----------          -------------              -----------         -------------
K. James Yager..................           370,000               --                    $ 1,842,000(a)            --

---------------------------

(a) The value of the options at December 31, 1996 is based upon a multiple of Adjusted EBITDA. The Company believes this method of valuation is reasonable because there is no public market for the shares underlying the options and Adjusted EBITDA best represents the underlying value of the Company. The multiple chosen by the Company is based on existing broadcast market conditions. All of Mr. Yager's options are immediately exercisable. The foregoing options, in the aggregate, will entitle Mr. Yager to acquire shares representing 5% of the outstanding common stock of the Company, after giving effect to the issuance thereof but prior to any dilution resulting from the exercise of any of the Company's outstanding warrants.

EMPLOYMENT AGREEMENTS

     Mr. Benedek is employed by Benedek Broadcasting pursuant to an employment agreement that expires May 31, 2000. During the term of the agreement, Mr.
Benedek is to be paid at a rate per annum of not less than $525,000. The employment agreement requires Mr. Benedek to devote substantially all of his business time to the business of Benedek Broadcasting and precludes Mr. Benedek from engaging in activities competitive with the business of Benedek Broadcasting throughout the term of the employment agreement.

     Mr. Yager is employed by Benedek Broadcasting pursuant to an employment agreement that expires May 31, 2000. During the term of the agreement, Mr. Yager is to be paid at a rate per annum of not less than $400,000. The employment agreement requires Mr. Yager to devote his full time to the business of Benedek Broadcasting and precludes Mr. Yager from engaging in activities competitive with the business of Benedek Broadcasting throughout the term of the employment agreement.

     Mr. Lindwall is employed by Benedek Broadcasting pursuant to an employment agreement that expires May 31, 1999. During the term of the agreement, Mr. Lindwall is to be paid at a rate per annum of not less than $150,000. The employment agreement requires Mr. Lindwall to devote his full time to the business of Benedek Broadcasting.

     Mr. Hurley is employed by Benedek Broadcasting pursuant to an employment agreement that expires May 31, 1999. During the term of the agreement, Mr.
Hurley is to be paid at a rate per annum of not less than $150,000. The employment agreement requires Mr. Hurley to devote his full time to the business of Benedek Broadcasting and precludes Mr. Hurley from engaging in activities competitive with the business of Benedek Broadcasting throughout the term of the employment agreement and for a period of one year thereafter with respect to designated market areas then served by a television station owned by Benedek Broadcasting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Benedek, Yager and Lindwall, all of whom are executive officers of Benedek Broadcasting, serve as Directors of Benedek Broadcasting. Presently, Benedek Broadcasting does not have a compensation committee. Compensation for executive officers is recommended to the Board of Directors by the Chief
Executive Officer. In making his compensation recommendations, the Chief Executive Officer considers several criteria, including Benedek Broadcasting's performance and growth, industry standards for similarly situated companies and experience and qualitative performance of such executive officers.

     In March 1995, in connection with the formation of the LLC, Mr. Benedek acquired a 1% membership interest in LLC in exchange for a non-interest bearing promissory note in the principal amount of $581,200. Mr. Benedek entered into this transaction as an accommodation to Benedek Broadcasting in conjunction with its issuance of the Senior Secured Notes. In connection with the Transactions, the LLC was merged into BLC, and Mr. Benedek was issued one share of BLC common stock in exchange for his 1% interest in the LLC, which share was redeemed in exchange for cancellation of the promissory note.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT.

     Mr. Benedek owns 7,030,000 shares of Class B stock of the Company, representing all of its outstanding common stock.

     Mr. Yager holds options to purchase 370,000 shares of Class B common stock of the Company for an aggregate purchase price of approximately $1.2 million. All of Mr. Yager's options are immediately exercisable.

ITEM 13.    CERTAIN RELATIONSHIPS AND
            RELATED TRANSACTIONS.

     Paul S. Goodman, a member of the law firm of Shack & Siegel, P.C., is a director of Benedek Broadcasting. During the fiscal year ended December 31, 1996, Benedek Broadcasting paid approximately $1,062,000 for legal services to Shack & Siegel, P.C.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Consolidated Financial Statements of Benedek Broadcasting and the Subsidiary Guarantor Registrant.

                                                                                              PAGE
                                                                                              ----
Benedek Broadcasting Corporation
  and Subsidiary
    Independent Auditor's Report...........................................................   F-2
    Consolidated Balance Sheets as of December 31, 1995 and 1996...........................   F-3
    Consolidated Statements of Operations for the Three Years Ended
      December 31, 1996....................................................................   F-4
    Consolidated Statements of Stockholder's Equity (Deficit) for the Years Ended
      December 31, 1994, 1995 and 1996.....................................................   F-5
    Consolidated Statements of Cash Flows for the Three Years Ended
      December 31, 1996....................................................................   F-6
    Notes to Consolidated Financial Statements.............................................   F-8

Benedek License Corporation
  Independent Auditor's Report.............................................................   F-22
  Balance Sheets as of December 31, 1995 and 1996..........................................   F-23
  Statements of Operations for the Period February 28, 1995 through
    December 31, 1995 and for the Year Ended December 31, 1996.............................   F-24
  Statement of Stockholders' Equity for the Period February 28, 1995 through
    December 31, 1995 and for the Year Ended December 31, 1996.............................   F-25
  Statements of Cash Flows for the Period February 28, 1995 through
    December 31, 1995 and for the Year Ended December 31, 1996.............................   F-26
 Notes to Financial Statements.............................................................   F-27

  (a)(2) Schedule II.......................................................................   S-2


     All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)   Exhibits.
  3.1   --Certificate  of   Incorporation   of  the   Registrant,   as  amended,
          incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File No. 33-91412, filed on April 20, 1995 (the "S-1 Registration Statement").
  3.2   --By-Laws of the  Registrant,  as amended,  incorporated by reference to
          Exhibit 3.2 to the S-1 Registration Statement, incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "Second Quarter 1996 10-Q").
  3.3 --Certificate of Incorporation of Benedek License Corporation, incorporated by reference to Exhibit 3.3 to the Second Quarter 1996 10-Q.
  3.4   --By-Laws of Benedek License  Corporation,  incorporated by reference to
          Exhibit 3.4 to the Second Quarter 1996 10-Q.
  4.1 --Indenture dated as of March 1, 1995 between the Registrant and The Bank of New York, relating to the 11-7/8% Senior Secured Notes due 2005, incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement.
  4.2 --Form of 11-7/8% Senior Secured Note due 2005 (included in Exhibit 4.1 hereof), incorporated by reference to Exhibit 4.2 to the S-1 Registration Statement.
  4.3 --First Supplemental Indenture dated as of June 6, 1996 among the Registrant, Benedek License Corporation and The Bank of New York, incorporated by reference to Exhibit 4.3 to the Second Quarter 1996 10-Q.
10.1 --Credit Agreement dated as of June 6, 1996 among the Registrant, Benedek Communications Corporation, the Lenders listed therein, Pearl Street L.P., Goldman, Sachs & Co. and Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit 10.1 to the Second Quarter 1996 10-Q.
10.2 --Guaranty dated as of June 6, 1996 by Benedek License Corporation in favor of Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit 10.2 to the Second Quarter 1996 10-Q.
10.3 --Acquired Assets Security Agreement dated as of June 6, 1996 between the Registrant and Canadian Imperial Bank of Commerce, New York
          Agency, incorporated by reference to Exhibit 10.3 to the Second Quarter 1996 10-Q.
10.4 --Tangible Assets Security Agreement dated as of June 6, 1996 between the Registrant and Canadian Imperial Bank, New York Agency, incorporated by reference to Exhibit 10.4 to the Second Quarter 1996 10-Q.
10.5 --Accounts receivable Security Agreement dated as of June 6, 1996 among the Registrant and Canadian Imperial Bank of Commerce, New York
          Agency, incorporated by reference to Exhibit 10.5 to the Second Quarter 1996 10-Q.
10.6 --Merger Agreement dated as of June 6, 1996 between the Registrant and each of Brissette Broadcasting Corporation, Brissette TV of Lansing, Inc., Brissette TV of Madison, Inc., Brissette TV of Odessa, Inc.,
          Brissette TV of Wichita Falls, Inc., Brissette TV of Springfield, Inc., Brissette TV of Wausau, Inc., Brissette TV of Wheeling, Inc. and Brissette TV of Peoria, Inc., incorporated by reference to Exhibit
          10.6 to the Second Quarter 1996 10-Q.
10.7    --Employment  Agreement dated as of June 6, 1996 between  Registrant and
          A. Richard Benedek, incorporated by reference to Exhibit 10.7 to the Second Quarter 1996 10-Q.
10.8    --Employment  Agreement dated as of June 6, 1996 between  Registrant and
          K. James Yager, incorporated by reference to Exhibit 10.8 to the Second Quarter 1996 10-Q.
10.9 --Employment Agreement dated as of June 6, 1996 between Registrant and Ronald L. Lindwall, incorporated by reference to Exhibit 10.10 to the Second Quarter 1996 10-Q.
10.10 --Employment Agreement dated as of June 6, 1996 between Registrant and Terrance F. Hurley, incorporated by reference to Exhibit 10.11 to the Second Quarter 1996 10-Q.

10.11   --Limited  Waiver and First  Amendment to Credit  Agreement  dated as of
          October  31,  1996  among  the  Registrant,   Benedek   Communications
          Corporation, Goldman Sachs Credit Partners L.P., the lenders listed therein and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent, incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
*10.12  --Limited Waiver and Second  Amendment to Credit  Agreement  dated as of
          February 28, 1997 among the Registrant, Benedek Communications Corporation, Goldman Sachs Credit Partners L.P., the lenders listed therein and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent.
*10.13  --Option   Agreement   dated   as  of   June  6,  1996   between Benedek
          Communications Corporation and K. James Yager.
*21     --Subsidiaries of the Company.
*23.1   --Consent of McGladrey & Pullen, LLP with respect to the Company.
*23.2   --Consent of  McGladrey & Pullen,  LLP with  respect to Benedek  License
          Corporation.
*27     --Financial Data Scheduled pursuant to Article 5 of Regulation S-X.

--------------
*Filed herewith

      (b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BENEDEK BROADCASTING CORPORATION

                                   (REGISTRANT)

                                   By:     /s/ A. RICHARD BENEDEK
                                       ........................................
                                                A. Richard Benedek
                                       Chairman and Chief Executive Officer

                                                 DATE: March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                             CAPACITY IN WHICH SIGNED               DATE
               ---------                             ------------------------               ----
        /s/ A. RICHARD BENEDEK          Chairman and Chief Executive Officer           March 27, 1997
 .......................................  (Principal Executive Officer) and
          A. Richard Benedek             Director

          /s/ K. JAMES YAGER            President and Director                         March 27, 1997
 .......................................
            K. James Yager

        /s/ RONALD L. LINDWALL          Senior Vice President-Finance, Chief           March 27, 1997
 .......................................  Financial Officer, Secretary and
          Ronald L. Lindwall             Treasurer (Principal Financial and
                                         Accounting Officer) and Director

            /s/ JAY KRIEGEL             Director                                       March 27, 1997
 .......................................
              Jay Kriegel

          /s/ PAUL S. GOODMAN           Director                                       March 27, 1997
 .......................................
            Paul S. Goodman


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BENEDEK LICENSE CORPORATION
                                 (SUBSIDIARY GUARANTOR REGISTRANT)

                                  By:  /s/ RONALD L. LINDWALL
                                     ..........................................
                                                 Ronald L. Lindwall
                                              Senior Vice President, Chief
                                     Financial Officer, Secretary and Treasurer

                                                  DATE:  March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                         CAPACITY IN WHICH SIGNED                   DATE
               ---------                         ------------------------                   ----
        /s/ A. RICHARD BENEDEK          Chairman and Chief Executive Officer             March 27, 1997
 .......................................  (Principal Executive Officer) and
          A. Richard Benedek             Director of Benedek License  Corporation


          /s/ K. JAMES YAGER            President and Director of Benedek  License       March 27, 1997
 ....................................... Corporation
            K. James Yager

        /s/ RONALD L. LINDWALL          Senior Vice President, Chief Financial           March 27, 1997
 .......................................  Officer, Secretary and Treasurer
         Ronald L. Lindwall              (Principal Financial and Principal
                                         Accounting Officer) and Director of
                                         Benedek License Corporation

          /s/ PAUL S. GOODMAN           Director of Benedek License  Corporation         March 27, 1997
 .......................................
            Paul S. Goodman

                          INDEX TO FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                            ----
Benedek Broadcasting Corporation
  and Subsidiary
    Independent Auditor's Report..........................................................  F-2
    Consolidated Balance Sheets as of December 31, 1995 and 1996..........................  F-3
    Consolidated Statements of Operations for the Three Years Ended
      December 31, 1996...................................................................  F-4
    Consolidated Statements of Stockholder's Equity (Deficit) for the Years Ended
      December 31, 1994, 1995 and 1996....................................................  F-5
    Consolidated Statements of Cash Flows for the Three Years Ended
      December 31, 1996...................................................................  F-6
    Notes to Consolidated Financial Statements............................................  F-8

Benedek License Corporation
    Independent Auditor's Report..........................................................  F-22
    Balance Sheets as of December 31, 1995 and 1996.......................................  F-23
    Statements of Operations for the Period February 28, 1995 through
      December 31, 1995 and for the Year Ended December 31, 1996..........................  F-24
    Statements of Stockholder's Equity for the Period February 28, 1995 through
      December 31, 1995 and for the Year Ended December 31, 1996..........................  F-25
    Statements of Cash Flows for the Period February 28, 1995 through
      December 31, 1995 and for the Year Ended December 31, 1996..........................  F-26
    Notes to Financial Statements.........................................................  F-27

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Benedek Broadcasting Corporation And Subsidiary
Rockford, Illinois

     We have audited the accompanying consolidated balance sheets of Benedek Broadcasting Corporation and subsidiary as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the years ended December 31, 1994, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benedek Broadcasting Corporation and subsidiary as of December 31, 1995 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1994, 1995 and 1996, in conformity with generally accepted accounting principles.

                                             /s/ McGLADREY & PULLEN, LLP

Rockford, Illinois
February 28, 1997

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,         December 31,
                              ASSETS (Note F)                                                  1995                1996
                                                                                               ----                ----
Current Assets
   Cash and cash equivalents ............................................................   $   9,668,331    $   8,090,583
   Receivables
      Trade, less allowance for doubtful accounts of $249,023
          and $483,519 for 1995 and 1996, respectively ..................................       9,918,633       23,744,311
      Due from Network ..................................................................       2,500,000                -
      Due from Seller ...................................................................               -          474,011
      Other .............................................................................         111,063          386,163
   Current portion of program broadcast rights ..........................................       1,575,325        4,427,832
   Prepaid expenses .....................................................................         576,697        1,453,007
   Deferred income taxes ................................................................               -        1,333,000
                                                                                            -------------    -------------
         TOTAL CURRENT ASSETS ...........................................................      24,350,049       39,908,907
                                                                                            -------------    -------------
Property and Equipment (Note D) .........................................................      20,035,715       84,021,301
                                                                                            -------------    -------------
Intangible Assets (Note E) ..............................................................      60,420,617      354,622,296
                                                                                            -------------    -------------
Other Assets
   Program broadcast rights, less current portion (Note G) ..............................         687,320        2,298,365
   Deposit on acquisition ...............................................................       3,000,000                -
   Acquisition costs ....................................................................         225,359                -
   Deferred loan costs ..................................................................       5,625,261        9,667,095
   Land held for sale ...................................................................         109,000          109,000
   Other ................................................................................               -          670,605
                                                                                            -------------    -------------
                                                                                                9,646,940       12,745,065
                                                                                            -------------    -------------
                                                                                            $ 114,453,321    $ 491,297,569
                                                                                            =============    =============
              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
   Current maturities of notes payable ...................................................   $     318,077    $  14,015,273
   Current maturities of program broadcast rights payable ................................       2,042,643        6,119,953
   Accounts payable and accrued expenses (Note H) ........................................       7,824,296       15,368,581
   Deferred revenue ......................................................................         500,000          707,347
                                                                                             -------------    -------------
         TOTAL CURRENT LIABILITIES .......................................................      10,685,016       36,211,154
                                                                                             -------------    -------------

Long-Term Obligations
   Notes payable (Note F) ................................................................     135,448,948      247,171,289
   Program broadcast rights payable (Note G) .............................................         632,444        1,592,400
   Deferred revenue ......................................................................       4,250,000        4,435,166
   Deferred income taxes .................................................................               -       57,415,000
                                                                                             -------------    -------------
                                                                                               140,331,392      310,613,855
                                                                                             -------------    -------------
Commitments (Note G, I)

Stockholder's Equity (Deficit)
   Common stock, no par, authorized 200 shares; issued 179.09 shares .....................       1,046,500        1,046,500
   Additional paid-in capital ............................................................       2,758,178      149,592,627
   Accumulated deficit ...................................................................     (38,886,616)      (4,685,418)
                                                                                             -------------    -------------
                                                                                               (35,081,938)     145,953,709
   Less 30.24 shares held in treasury ....................................................      (1,481,149)      (1,481,149)
                                                                                             -------------    -------------
                                                                                               (36,563,087)     144,472,560
                                                                                             -------------    -------------
                                                                                             $ 114,453,321    $ 491,297,569
                                                                                             =============    =============


The accompanying notes are an integral part of the consolidated financial statements.

                  BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Years Ended December 31,
                                                         ---------------------------------------------------------
                                                              1994                  1995                  1996
                                                              ----                  ----                  ----
Net revenues .........................................    $ 44,221,027          $ 50,329,019          $ 96,386,124
                                                          ------------          ------------          ------------

Operating expenses:
   Selling, technical and program expenses ...........      17,739,786            21,199,067            43,758,586
   General and administrative ........................       7,069,730             7,849,845            14,843,901
   Depreciation and amortization .....................       3,403,263             5,041,719            20,219,589
   Corporate (Note C) ................................       1,308,984             1,575,792             2,695,461
                                                          ------------          ------------          ------------
                                                            29,521,763            35,666,423            81,517,537
                                                          ------------          ------------          ------------

         OPERATING INCOME ............................      14,699,264            14,662,596            14,868,587
                                                          ------------          ------------          ------------

Financial income (expense):
   Interest expense (Note A):
      Cash interest ..................................      (7,904,530)          (15,159,766)          (22,841,333)
      Other interest .................................      (4,904,834)             (711,934)           (1,030,050)
                                                          ------------          ------------          ------------
                                                           (12,809,364)          (15,871,700)          (23,871,383)

   Interest income ...................................         164,627               397,460               282,279
   Other, net ........................................         (10,168)                    -                     -
                                                          ------------          ------------          ------------
                                                           (12,654,905)          (15,474,240)          (23,589,104)
                                                          ------------          ------------          ------------

         INCOME (LOSS) BEFORE INCOME TAX BENEFIT AND
         EXTRAORDINARY ITEM ..........................       2,044,359              (811,644)           (8,720,517)

Income tax benefit ...................................               -                     -             1,848,838
                                                          ------------          ------------          ------------

         INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .....       2,044,359              (811,644)           (6,871,679)

Extraordinary item, gain on early
   extinguishment of debt (Note F) ...................               -             6,863,762                     -
                                                          ------------          ------------          ------------

         NET INCOME (LOSS) ...........................    $  2,044,359          $  6,052,118          $ (6,871,679)
                                                          ============          ============          ============



The accompanying notes are an integral part of the consolidated financial statements.

                  BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                      Additional
                                      Common            Paid-In          Accumulated        Treasury
                                       Stock            Capital            Deficit            Stock                Total
                                    ------------       ------------      -------------     -------------     ----------------
Balance at December 31, 1993....    $  1,046,500        $ 2,758,178      $(46,983,093)     $ (1,481,149)        $(44,659,564)
  Net income....................               -                  -          2,044,359                 -            2,044,359
                                    ------------       ------------      -------------     -------------     ----------------
Balance at December 31, 1994....       1,046,500          2,758,178       (44,938,734)       (1,481,149)          (42,615,205)
  Net income....................               -                  -          6,052,118                 -            6,052,118
                                    ------------       ------------      -------------     -------------     ----------------
Balance at December 31, 1995....       1,046,500          2,758,178       (38,886,616)       (1,481,149)         (36,563,087)
Contribution of additional paid-
   in  capital by parent in
   connection   with acquisitions              -        187,907,326                  -                 -          187,907,326
Reclassification of accumulated
  deficit due to change in income
  tax status....................               -       (41,072,877)         41,072,877                 -                    -
  Net (loss)....................               -                  -        (6,871,679)                 -          (6,871,679)
                                    ------------       ------------      -------------     -------------     ----------------
Balance at December 31, 1996....    $ 1 ,046,500       $149,592,627      $ (4,685,418)     $ (1,481,149)        $ 144,472,560
                                    ============       ============      =============     =============     ================



The accompanying notes are an integral part of the consolidated financial statements.

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Years Ended December 31,
                                                                                    -----------------------------------------------
                                                                                        1994             1995             1996
                                                                                        ----             ----             ----
Cash Flows From Operating Activities
   Net income (loss) ............................................................   $   2,044,359    $   6,052,118    $  (6,871,679)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Amortization of program broadcast rights ..................................       2,103,606        2,161,545        4,398,905
      Depreciation and amortization .............................................       2,133,940        3,268,939       13,809,443
      (Gain) on early extinguishment of debt ....................................               -       (6,863,762)               -
      Amortization of intangibles and deferred loan costs .......................       2,775,321        2,425,488        7,386,937
      (Gain) loss on sale of property and equipment .............................         (55,222)          27,535           29,851
      Payment of deferred and contingent interest ...............................               -       (4,405,746)               -
      Payment of prepayment premiums ............................................               -       (2,748,896)               -
      Deferred income taxes .....................................................               -                -       (1,943,859)
      Other .....................................................................         166,730           31,691                -
   Changes in operating assets and liabilities, net of effects of acquisitions:
      Receivables ...............................................................        (329,105)      (4,574,290)        (723,547)
      Due to sellers ............................................................               -                -        2,187,723
      Prepaid expenses and other ................................................        (102,858)         (48,023)        (266,267)
      Payments on program broadcast rights payable ..............................      (1,887,768)      (2,131,990)      (3,317,527)
      Accounts payable and accrued expenses .....................................         357,041        4,738,408        3,566,204
      Deferred revenue ..........................................................               -        4,750,000         (414,410)
      Deferred and contingent interest payable ..................................       3,287,331          567,533                -
                                                                                    -------------    -------------    -------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES .................................      10,493,375        3,250,550       17,841,774
                                                                                    -------------    -------------    -------------

Cash Flows From Investing Activities
   Purchase of property and equipment ...........................................        (574,171)      (1,478,893)      (3,695,187)
   Progress payments on equipment not in service ................................               -                -         (469,615)
   Proceeds from sale of equipment ..............................................          75,380          425,994          206,754
   Payment for acquisition of stations, net of cash .............................               -      (26,698,516)    (322,081,822)
   Deposit on acquisition .......................................................               -       (3,000,000)               -
   Advance to affiliate .........................................................      (2,000,000)               -                -
   Payment of acquisition costs .................................................               -         (225,359)               -
   Purchase of other assets .....................................................               -                -         (670,605)
   Other ........................................................................          (8,267)           4,504           78,834
                                                                                    -------------    -------------    -------------
      NET CASH (USED IN) INVESTING ACTIVITIES ...................................      (2,507,058)     (30,972,270)    (326,631,641)
                                                                                    -------------    -------------    -------------

Cash Flows From Financing Activities
   Principal payments on notes payable ..........................................      (5,795,902)     (96,351,288)      (3,647,514)
   Proceeds from long-term borrowing ............................................               -      135,000,000      128,000,000
   Contribution of paid-in capital by parent ....................................               -                -      187,907,326
   Payment of debt acquisition costs ............................................      (1,240,602)      (5,875,903)      (5,047,693)
                                                                                    -------------    -------------    -------------
      NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES ................................................................      (7,036,504)      32,772,809      307,212,119
                                                                                    -------------    -------------    -------------

      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................         949,813        5,051,089       (1,577,748)

Cash and cash equivalents:
   Beginning ....................................................................       3,667,429        4,617,242        9,668,331
                                                                                    -------------    -------------    -------------
   Ending .......................................................................   $   4,617,242    $   9,668,331    $   8,090,583
                                                                                    =============    =============    =============

                                   (Continued)

                     BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                                                                             Years Ended December 31,
                                                            ----------------------------------------------------
                                                               1994                  1995                  1996
                                                               ----                  ----                  ----
Supplemental Disclosure of Cash Flow
   Information
   Cash payments for interest ............................ $   7,904,530         $  13,654,225         $  20,945,188
                                                           =============         =============         =============
Supplemental Schedule of Noncash
   Investing and Financing Activities
   Acquisition of program broadcast rights ............... $   2,044,692         $   2,558,122         $   4,629,978
   Note payable incurred for purchase
      of equipment .......................................       273,995               197,288             1,067,051
   Equipment acquired by barter transactions .............       312,965               331,843               161,114
   Accounts payable transferred to note payable ..........        88,079                     -                     -
                                                           =============         =============         =============
   Acquisition of stations:
      Cash purchase price ................................                       $  26,698,516         $ 322,081,822
                                                                                 =============         =============

      Net working capital acquired, excluding cash of
        $535,810 .........................................                       $           -         $   9,982,264
      Property and equipment acquired at fair market
        value ............................................                           7,533,196            72,578,064
      Intangible assets acquired .........................                          21,306,181           300,558,565
      Deferred income taxes assumed ......................                                   -           (58,025,859)
      Other, net .........................................                            (140,861)              214,147
                                                                                 -------------         -------------
                                                                                    28,698,516           325,307,181
      Less: Application of advance to affiliate ..........                          (2,000,000)                    -
      Less: Amount paid in 1995 ..........................                                   -            (3,225,359)
                                                                                 -------------         -------------
                                                                                 $  26,698,516         $ 322,081,822
                                                                                 =============         =============



The accompanying notes are an integral part of the consolidated financial statements.

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF
           SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

     Benedek Broadcasting Corporation ("Benedek Broadcasting") is a wholly owned subsidiary of Benedek Communications Corporation ("BCC") and operates twenty-two television stations (the "Stations") located throughout the United States. These Stations operate under network affiliation contracts, which provide programs to the affiliated stations and the stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis.

BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of the Benedek Broadcasting and Benedek License Corporation (BLC), a wholly owned subsidiary. All significant intercompany items and transactions have been eliminated in the consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES:

(1)  ACCOUNTING ESTIMATES:

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

(2)  CASH EQUIVALENTS AND CONCENTRATION:

     Benedek Broadcasting considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     At various times during the periods, Benedek Broadcasting had cash and cash equivalents on deposit with a financial institution in excess of federal depository insurance limits. Benedek Broadcasting has not experienced any credit losses on these deposits.

(3)  REVENUES:

     Revenue related to the sale of advertising, network compensation and contracted time is recognized at the time of broadcast. Net revenues are shown net of agency and national representatives commissions.

     Deferred revenues primarily relate to compensation due from the network and national sales representatives at the inception of the network affiliation agreement and the national sales representative agreements, respectively. These revenues are recognized over the life of the agreements on a straight-line method. Since these payments are earned over the life of the respective agreements, the network affiliation payment is recognized over ten years and the national sales representative payments are recognized over five years.

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  BARTER TRANSACTIONS:

     Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income when advertisements are broadcast and merchandise or services received are charged to expense (or capitalized as appropriate) when received or used. The transactions are recorded at the fair market value of the asset or service received.

(5)  PROGRAM BROADCAST RIGHTS AND LIABILITIES:

     Program broadcast rights represent rights for the telecast of feature length motion pictures, series produced for television and other films, and are presented at the lower of amortized cost or net realizable value. Each agreement is recorded as an asset and liability when the license period begins and the program is available for its first showing. Program broadcast rights are amortized on a straight-line method over the life of the contract, which is included in selling, technical and program expenses. The agreements are classified between current and long-term assets according to the estimated time of future usage. The related liability is classified between current and long-term on the basis of the payment terms.

(6)  DEFERRED LOAN AND ACQUISITION COSTS:

     Deferred loan costs are amounts incurred in connection with long-term financing. The costs are amortized on a straight-line method over the terms of the related debt security. Costs incurred in connection with long-term financing which is not consummated are expensed at the point in time when the negotiation on the financing ceases.

     Acquisition costs are amounts incurred in connection with acquiring additional television stations. Costs incurred in connection with acquisitions which are not consummated are expensed at the point of time when the negotiation on the acquisition ceases. The acquisition costs related to successful acquisitions are treated as part of the purchase price and are allocated to the assets purchased.

     Included in other interest for 1994 are costs of approximately $900,000 related to a financing not consummated.

(7)  PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS:

     (a) Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated ranges of useful lives:

                                                              Years
                                                              -----
                   Buildings and improvements                  5-40
                   Towers                                      5-12
                   Transmission equipment                      3-10
                   Other equipment                             1-5

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Benedek Broadcasting records amortization expense on leased assets with the depreciation expense on owned assets. Gains and losses on the disposition of property and equipment are insignificant and included in depreciation and amortization on the consolidated statement of operations.

     (b) Intangible assets, which include FCC licenses, network affiliation agreements and goodwill, have been recorded at cost and are amortized over 40 years using the straight-line method.

     (c) Benedek Broadcasting reviews their intangibles annually to determine potential impairment by comparing the carrying value of the assets with the undiscounted anticipated future cash flows of the related property before interest charges. If the future cash flows are less than the carrying value, Benedek Broadcasting would obtain an appraisal on the property and adjust the carrying value of the assets to the appraisal value if the appraisal value is less than the carrying value.

(8)  OTHER INTEREST EXPENSE:

     Other interest expense includes interest due to the increase in Benedek Broadcasting warrants, contingent equity value, accrued interest added to long-term debt balances, deferred loan cost amortization, financing costs not consummated, and accretion of discounts.

(9)  INCOME TAXES:

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Reference should also be made to (Note J) regarding a change in tax status and the recording of deferred taxes upon change in status.

(10)  INTEREST RATE CAP AGREEMENT:

     Interest rate cap agreements are used to manage interest rate exposure by hedging certain liabilities. Income and expense are accrued under the terms of the agreement based on the expected settlement payments and are recorded as a component of interest income or expense.

(11)  EMPLOYEE BENEFITS:

     Benedek Broadcasting has a defined contribution plan covering all eligible employees. Benedek Broadcasting's contribution is at the discretion of the Board of Directors.

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Benedek Broadcasting self-insures for health benefits which are provided to all full-time employees with specified periods of service. Insurance coverage is maintained by Benedek Broadcasting for claims in excess of specific and annual aggregate limits.

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

     On June 6, 1996, two acquisition agreements entered into during 1995 were consummated. The first agreement provided for the acquisition of the assets of the television broadcasting division of Stauffer Communications, Inc., which owned five television stations for a total purchase price of $54,500,000. The second agreement was to acquire all the issued and outstanding capital stock of Brissette Broadcasting Corporation which owned and operated eight television stations for a purchase price of $270,000,000.

     On March 31, 1995, Benedek Broadcasting acquired substantially all the assets of WTVY-TV, a television station serving Dothan, Alabama and Panama City, Florida, for an aggregate purchase price of approximately $28,699,000.

     These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of the operations for the acquired stations are included in the consolidated financial statements since the date of respective acquisitions. The purchase price has been allocated to acquired assets and liabilities based on their relative fair values as of the closing date. The excess of the purchase price over the net assets received from the acquisitions is being amortized on a straight-line method over a period of 40 years.

     The pro forma results of operations for the years ended December 31, 1994, 1995 and 1996, assuming the acquisition of WTVY-TV had taken place on January 1, 1994, and the acquisitions of Stauffer Communications, Inc. and Brissette Broadcasting Corporation had taken place on January 1, 1995, are as follows:

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Year Ended December 31,
                                                   ---------------------------------------------------------------
                                                      1994                      1995                     1996
                                                      ----                      ----                     ----
Net revenue .....................................  $  51,582,464            $ 120,616,960            $ 126,165,117
Operating expenses ..............................     35,647,105              102,873,974              111,225,624
Financial expenses ..............................     16,442,853               28,560,301               28,897,006
                                                   -------------            -------------            -------------
(Loss) before income tax benefit and
  extraordinary item ............................       (507,494)             (10,817,315)             (13,957,513)
Income tax benefit ..............................              -                4,072,868                3,863,005
                                                   -------------            -------------            -------------
  (Loss) before extraordinary item ..............       (507,494)              (6,744,447)             (10,094,508)
Extraordinary Item ..............................              -                6,863,762                        -
                                                   -------------            -------------            -------------
  Net income (loss) .............................  $    (507,494)           $     119,315            $ (10,094,508)
                                                   =============            =============            =============


     The financing transactions for the acquisitions consisted of (i) BCC making a capital contribution to Benedek Broadcasting consisting of the proceeds from issuing (a) senior subordinated discount notes, (b) units, consisting of exchangeable preferred stock, which is exchangeable for exchange debentures, and warrants to acquire common stock of BCC, and (c) seller junior discount preferred stock and (ii) Benedek Broadcasting entering into a new credit agreement, which consists of $128,000,000 term loan facilities and a $15,000,000 Revolving Credit Facility. These financing transactions were consummated concurrently with the acquisitions.

     Since BCC derives all of its operating income and cash flow from Benedek Broadcasting, BCC's ability to pay its obligations including (i) interest on and principal of the notes (ii) redemption of and cash dividends on the exchangeable preferred stock and (iii) redemption of and cash dividends on the seller junior discount preferred stock will be dependent primarily upon receiving dividends and other payments on advances from Benedek Broadcasting. Benedek Broadcasting has no obligation, contingent or otherwise, to pay any amounts to BCC or to make funds available to BCC for debt service or any other obligation.

(NOTE C) - RELATED PARTY TRANSACTIONS

(1)  ADMINISTRATIVE SERVICES:

     Benedek Broadcasting paid management fees of approximately $1,309,000 in 1994 to a company which was affiliated through common ownership. These services were terminated January 1, 1995.

(2)  BENEDEK LICENSE CORPORATION:

     On April 18, 1996, Benedek Broadcasting formed BLC for the purpose of holding the licenses and authorizations issued by the FCC in connection with the operations of the Stations. Concurrently with the acquisitions described in Note B, Benedek Broadcasting Company, L.L.C., which had been formed in 1995 for the same purposes and was holding the licenses of Benedek Broadcasting stations, was merged into BLC with the result that all licenses of the acquired stations were transferred to BLC. This was accounted for in a manner similar to that in pooling-of-interests accounting.

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE D) - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                          December 31,
                                                                                 -----------------------------
                                                                                     1995             1996
                                                                                 ------------     ------------
Land and improvements .......................................................... $  1,259,938     $  5,823,110
Buildings and improvements .....................................................   12,183,267       25,242,538
Towers .........................................................................    5,786,099       14,772,011
Transmission and studio equipment ..............................................   23,205,748       68,156,721
Office equipment ...............................................................    3,024,834        7,025,892
Records and tapes ..............................................................       22,732          143,853
Transportation equipment .......................................................      708,152        2,236,900
Construction in progress .......................................................      150,188          469,616
                                                                                 ------------     ------------
                                                                                   46,340,958      123,870,641

Less accumulated depreciation and amortization .................................   26,305,243       39,849,340
                                                                                 ------------     ------------
                                                                                 $ 20,035,715     $ 84,021,301
                                                                                 ============     ============

(NOTE E) - INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                                         December 31,
                                                                                 -----------------------------
                                                                                     1995             1996
                                                                                 ------------     ------------
Goodwill ....................................................................... $ 28,837,585     $167,631,166
FCC licenses ...................................................................   15,304,138      123,538,650
Network affiliations ...........................................................   15,998,174       61,507,881
Other ..........................................................................      280,720        1,944,599
                                                                                 ------------     ------------
                                                                                 $ 60,420,617     $354,622,296
                                                                                 ============     ============

     Intangible   assets  are  recorded  net  of  accumulated   amortization  of
$13,325,299 and $19,729,105 as of December 31, 1995 and 1996, respectively.

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE F) - NOTES PAYABLE, INTEREST RATE CAP, GAIN ON EXTINGUISHMENT OF DEBT
           AND SUBSEQUENT EVENT

(1)  NOTES PAYABLE

     (a) Term Loans and Revolver. As part of the financing transactions described in (Note B), on June 6, 1996, Benedek Broadcasting entered into a new credit agreement which includes two Term Loan Facilities consisting of (i) a Series A Facility of $70,000,000 at the bank's base rate plus 2.25% or the Eurodollar rate plus 3.25% per annum (currently 8.81%) and (ii) a Series B Facility of $58,000,000 at the bank's base rate plus 2.75% or the Eurodollar rate plus 3.75% per annum (currently 9.31%). The Term Loan Facilities provide for quarterly principal payments until final maturity (except in the first year during which amortization will be on a semiannual basis). The Series A Facility and the Series B Facility mature on May 1, 2001 and November 1, 2002, respectively. Benedek Broadcasting is required to make scheduled aggregate amortization payments on the Series A and Series B Facilities, as follows: during the first year after closing, $6.0 million; during the second year after closing, $11.0 million; during the third year after closing, $14.5 million; during the fourth year after closing, $16.0 million; during the fifth year after closing, $27.5 million; during the sixth year after closing, $15.0 million; and during the first half of the seventh year after closing, $38.0 million.

     The credit agreement also includes a Revolving Credit Facility of $15,000,000, which bears interest at the bank's base rate plus 2.25% or the Eurodollar rate plus 3.25% per annum. There were no borrowings on the revolver as of December 31, 1996. The unused portion of the Revolving Credit Facility bears interest at 0.5% a month.

     The credit agreement also contains several mandatory principal prepayment clauses, one of which Benedek Broadcasting was subject to at December 31, 1996. This clause stipulated that Benedek Broadcasting must prepay the principal balance of the Term Loan Facilities or permanently reduce the Revolving Credit Facility for an amount equal to 50% of the Consolidated Excess Cash Flow, as defined by the agreement, no later than 100 days after the end of the year. Since it is management's intention to prepay the Term Loan Facilities, Benedek Broadcasting has reflected the additional $5,122,000 as a current maturity of debt at December 31, 1996 rather than permanently reducing the Revolving Credit Facility.

     The Term Loan Facilities and the Revolving Credit Facility are guaranteed by BCC and secured by certain of BCC's and Benedek Broadcasting's present and future property and assets. The Term Loan Facilities are also guaranteed by BLC and are collateralized by all of the stock of BLC which is also collateral on the Senior Secured Notes which have an equal position in the stock of BLC to the Term Loan Facilities. The Term Loan Facilities contain various restrictive covenants and require compliance with certain financial ratios and covenants. Benedek Broadcasting is in compliance with or has received waivers with respect to certain covenants as of December 31, 1996.

     On February 28, 1997, Benedek Broadcasting amended the credit agreement as it relates to certain restrictive covenants and financial ratios through June 30, 1996. As part of the amendment, effective February 28, 1997, Benedek Broadcasting agreed to increase the interest rate on the Term Loan Facilities and Revolving Credit Facility by an additional 50 basis points. They also agreed to reduce the available Revolving Credit Facility from $15,000,000 to $10,000,000.

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (b) Senior Secured Notes. During 1995, Benedek Broadcasting issued $135,000,000 of 11 7/8% Senior Secured Notes due 2005 (the "Senior Secured Notes"). The net proceeds of the Senior Secured Notes were used, together with available cash to (i) refinance certain indebtedness, (ii) finance the acquisition of WTVY-TV ("the Dothan Station"), and (iii) pay fees and expenses in connection with the offering. The Senior Secured Notes have been registered with the Securities and Exchange Commission in a registration statement declared effective in November 1995.

     The Senior Secured Notes bear interest at the rate of 11 7/8% payable semiannually on March 1 and September 1 of each year and mature in March 2005. The Senior Secured Notes may be redeemed by Benedek Broadcasting in whole or in part after March 1, 2000 subject to certain prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and the sales of assets, among others. Benedek Broadcasting was in compliance with these covenants at December 31, 1996.

     The Senior Secured Notes are collateralized by all of the stock of BLC which is also collateral on the Term Loan Facilities which have an equal position in the stock of BLC to the Senior Secured Notes. The Senior Secured Notes are also collateralized by certain agreements and contract rights related to the stations which includes network affiliation agreements and certain general intangibles.

     Notes payable consist of the following:

                                                                                December 31,
                                                                     ----------------------------------------
                                                                          1995                      1996
                                                                          ----                      ----
Senior secured notes..........................................       $  135,000,000             $ 135,000,000
Term loan series A............................................                    -                67,500,000
Term loan series B............................................                    -                57,500,000
Other.........................................................              767,025                 1,186,562
                                                                    ---------------             -------------
                                                                        135,767,025               261,186,562
Less current maturities.......................................              318,077                14,015,273
                                                                    ---------------             -------------
                                                                       $135,448,948             $ 247,171,289
                                                                    ===============             =============

     At December 31, 1996, the notes provide for annual reductions as follows:

      Year Ending December 31,
      -------------------------
                1997................      $   14,015,273
                1998................          13,039,371
                1999................          15,447,020
                2000................          21,874,691
                2001................          21,431,722
             Thereafter.............         175,378,485
                                          --------------
                                           $ 261,186,562
                                          ==============

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  INTEREST RATE CAP

     Benedek Broadcasting entered into an interest rate cap agreement which matures in May 1998 to reduce the impact of changes in interest rates on its floating-rate long-term debt. That agreement effectively entitles Benedek Broadcasting to receive from a financial institution the amount, if any, by which the London Interbank Offering Rate (LIBOR) exceeds 7.36% on a notional amount totaling $125,000,000 subject to an amortization schedule. The $207,000 premium paid for this interest rate cap is being amortized ratably to interest expense over the 18-month term of the cap, and is reported as an other asset in the accompanying consolidated balance sheets. LIBOR at December 31, 1996 was 5.63%.

     Although Benedek Broadcasting is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate cap, management does not expect nonperformance by the counterparty. (Note K) describes the methods and assumptions used in estimating the fair value of these instruments, and provides a summary of the carrying amount and fair values of all Benedek Broadcasting's financial instruments.

(3)  GAIN ON EARLY EXTINGUISHMENT OF DEBT

     In 1995, Benedek Broadcasting recognized an extraordinary gain on early extinguishment of debt consisting of subordinated capital notes issued in 1986 with detachable stock purchase warrants. The extraordinary gain of approximately $11,128,000 reduced by losses of approximately $1,140,000 from unrecognized deferred loan costs, approximately $2,749,000 of prepayment premiums and contingent payments, and $375,000 of unamortized debt discount, related to the existing debt.

(NOTE G) - PROGRAM BROADCAST RIGHTS PAYABLE

(1) Program broadcast rights and program broadcast rights payable consist of the following:

                                                                       Program                  Program
                                                                       Broadcast                Broadcast
                                                                         Rights              Rights Payable
                                                                     -------------           ---------------
Balance at December 31, 1994..................................       $   1,772,548           $     2,169,461
     Contracts Acquired.......................................           2,651,642                 2,637,616
     Amortization.............................................         (2,161,545)                         -
     Payments.................................................                   -               (2,131,990)
                                                                     -------------           ---------------
Balance at December 31, 1995..................................       $   2,262,645           $     2,675,087
     Contracts Acquired.......................................           8,862,457                 8,354,793
     Amortization.............................................         (4,398,905)                         -
     Payments.................................................                   -               (3,317,527)
                                                                     -------------           ---------------
Balance at December 31, 1996..................................       $   6,726,197           $     7,712,353
                                                                     =============           ===============

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) The current maturities of program broadcast rights payable consist of the following:

                                                             December 31,
                                                     --------------------------
                                                         1995          1996
                                                         ----          ----
Program contracts, due in varying installments
 through 2000 .....................................   $2,675,087     $7,712,353
Less current maturities ...........................    2,042,643      6,119,953
                                                      ----------     ----------
Long-term portion .................................   $  632,444     $1,592,400
                                                      ==========     ==========

     The maturities of the contracts are as follows:

      Year Ending December 31,
      ------------------------
                1997................      $   6,119,953
                1998................          1,252,005
                1999................            318,514
                2000................             21,881
                                          -------------
                                          $   7,712,353
                                          =============

     In  addition,   Benedek   Broadcasting  has  entered  into   noncancellable
commitments for future program broadcast rights aggregating approximately $6,616,000 as of December 31, 1996 with future payments as follows:

      Year Ending December 31,
     -------------------------
                1997................      $   1,027,131
                1998................          2,846,417
                1999................          2,100,006
                2000................            642,446
                                          -------------
                                          $   6,616,000
                                          =============

(NOTE H) - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                       December 31,
                                            ---------------------------------
                                                  1995               1996
                                                  ----               ----
Trade payables........................       $     379,901       $  1,364,482
Barter, net...........................             292,051            443,012
Compensation and benefits.............           1,397,796          4,329,000
Interest..............................           5,343,754          7,239,896
Other.................................             410,794          1,992,191
                                             -------------       ------------
                                             $   7,824,296       $ 15,368,581
                                             =============       ============

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE I) - LEASES

     Benedek Broadcasting leases land, office space and office and transportation equipment under agreements which expire from 1997 through 2004 and require various minimum annual rentals. The leases also require payment of the normal maintenance, real estate taxes and insurance on the properties.
Benedek Broadcasting has the option to acquire one of the leased premises on each of May 1, 2000 and 2005 for $650,000 and $750,000, respectively.

     The approximate total minimum rental commitments at December 31, 1996 under these leases are due as follows:

      Year Ending December 31,
      -------------------------
                1997................        $   903,419
                1998................            593,829
                1999................            462,577
                2000................            386,983
                2001................            300,628
             Thereafter.............            651,554
                                            -----------
                                            $ 3,298,990
                                            ===========

     Total rental expense under these agreements and other monthly rentals for the years ended 1994, 1995 and 1996 was approximately $463,000, $626,000 and $1,064,000, respectively.

     Benedek Broadcasting is a lessor of certain portions of its real property to various organizations. Total rental income under these agreements for the years ended 1994, 1995 and 1996 was approximately $280,000, $324,000 and $680,000, respectively.

(NOTE J) - INCOME TAX MATTERS AND CHANGE IN TAX STATUS

     Prior to the consummation of the acquisitions and the related financing, Benedek Broadcasting, with the consent of its stockholder, elected to be taxed under sections of federal and state income tax law, which provided that, in lieu of corporation income taxes, the stockholder separately accounted for Benedek Broadcasting's income, deductions, losses and credits. Benedek Broadcasting's election to be taxed as an "S" Corporation automatically terminated concurrently with the consummation of the acquisitions described in (Note B). Benedek Broadcasting is now subject to federal and state income taxes. As a result, on June 6, 1996, Benedek Broadcasting recognized a net deferred tax asset of approximately $3,550,000. Concurrent with the change in tax status the accumulated deficit of $41,072,877, which existed on that date, was reclassified to additional paid-in capital.

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The deferred tax assets and liabilities, resulting primarily from the acquisitions explained in (Note B) consist of the following components:

                                            December 31,
                                                1996
                                                -----
Deferred tax assets:
      Loss Carryforwards............        $  3,676,000
      Receivable allowances
      and accruals..................           1,050,000
      Network agreements............           2,057,000
                                           -------------
                                               6,783,000
                                           -------------

Deferred tax liabilities:
      Property and equipment........          14,307,000
      Intangibles...................          48,558,000
                                           -------------
                                              62,865,000
                                           -------------
Net deferred tax liability..........        $(56,082,000)
                                           =============

   Had Benedek Broadcasting been a taxable entity at December 31, 1995, they would have recorded a net deferred tax asset of approximately $3,565,000 which would have been offset by a valuation allowance.

   The income tax benefit for 1996 consisted of a deferred tax benefit of approximately $1,944,000 and $(95,000) of current taxes.

   Under the provisions of the Internal Revenue Code, Benedek Broadcasting has approximately $9,192,000 of actual net operating loss carryforwards available to offset future tax liabilities of Benedek Broadcasting, which begins to expire in 2007 through 2011.

   Reconciliation   of  the  statutory   federal  income  tax  rate  to  Benedek
Broadcasting's effective tax rate is as follows:

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Years ended December 31,
                                                  -------------------------------------------------------
                                                       1994                 1995               1996
                                                       ----                 ----               ----
Computed "expected" income tax
     expense (benefit)..........................       35.0%               (35.0%)           (35.0%)
  Increase (decrease) resulting from:
     State income taxes, net of federal
        effect..................................         -                   -                (6.0)
     (Income) loss allocated to
          stockholder due to  "S"                     (50.4)               (36.2)              9.4
          Corporation status....................
     Nondeductible amortization and
          expenses.............................        15.4                 71.2               12.9
     Other, net.................................         -                   -                 (2.5)
                                                     ------               ------            -------
Effective tax rate..............................         -                   -                (21.2)%
                                                     ======               ======            =======


(NOTE K) - FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair value of financial instruments has been estimated by Benedek Broadcasting using available market information and appropriate valuation methodologies as discussed below. Considerable judgment was required, however, to interpret market data to develop the estimates of fair market value. Accordingly, the estimates presented below are not necessarily indicative of the amounts Benedek Broadcasting could realize in a current market exchange.

   Cash and cash equivalents, current receivables, current payables and the interest rate cap agreement have carrying values which approximate fair value because of the short-term nature of those instruments. The floating rate long-term debt carrying amount approximates fair value because the interest rate fluctuates with the bank's lending rate.

   The following table shows the carrying amounts and estimated fair values of other financial instrument liabilities and other off-balance sheet activities at December 31, 1995 and 1996:

                                                         1995                                          1996
                                       ----------------------------------------       ---------------------------------------
                                            Carrying               Estimated              Carrying              Estimated
                                             Amount               Fair Value               Amount              Fair Value
                                       ------------------      ----------------       ----------------      -----------------
Program broadcast rights
  payable.............................      $   2,675,087          $  2,599,361           $  7,712,353           $  7,552,460
Senior secured notes..................        135,000,000           143,100,000            135,000,000            138,375,000

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The fair value of program broadcast rights payable was estimated using the discounted cash flow method.

   The fair value of the Senior Secured Notes was estimated using readily available quoted market prices.

   The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of Benedek Broadcasting's financial instruments, fair value estimates were based on judgments regarding current economic conditions, future expected cash flows, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and therefore cannot be calculated with precision. Changes in assumptions could significantly affect these estimates.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Benedek License Corporation
Rockford, Illinois

     We have audited the accompanying balance sheets of Benedek License Corporation as of December 31, 1995 and 1996 and the related statements of operations, stockholder's equity and cash flows for the period February 28, 1995 (date of inception) to December 31, 1995 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benedek License Corporation as of December 31, 1995 and 1996 and the results of its operations and its cash flows for the period February 28, 1995 (date of inception) to December 31, 1995 and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                               /s/ McGLADREY & PULLEN, LLP

Rockford, Illinois
February 28, 1997

                           BENEDEK LICENSE CORPORATION

                                 BALANCE SHEETS

                                                                              December 31,        December 31,
                                  ASSETS                                          1995                1996
                                                                                  ----                ----
Federal Communication Commission (FCC)
     Licenses, at cost, less accumulated amortization of $326,312
       and $2,322,406 for 1995 and 1996, respectively ......................  $  15,304,138      $ 123,538,650
Goodwill, less accumulated amortization of $432,060 for 1996 ...............              -         34,804,740
                                                                              -------------      -------------
                                                                              $  15,304,138      $ 158,343,390
                                                                              =============      =============
                   LIABILITIES AND STOCKHOLDER'S EQUITY

Deferred tax liability .....................................................  $           -      $  34,506,000
                                                                              -------------      -------------
Stockholder's Equity (Note E):
     Common stock, $0.01 par authorized 3,000 shares,
       issued and outstanding 99 shares ....................................              1                  1
     Additional paid-in capital ............................................     15,630,449        125,861,055
     Accumulated deficit ...................................................       (326,312)        (2,023,666)
                                                                              -------------      -------------
                                                                                 15,304,138        123,837,390
                                                                              -------------      -------------
                                                                              $  15,304,138      $ 158,343,390
                                                                              =============      =============


The accompanying notes are an integral part of the financial statements.

                           BENEDEK LICENSE CORPORATION

                            STATEMENTS OF OPERATIONS

                                                     For the Period
                                                    February 28, 1995
                                                         through                  Year Ended
                                                     December 31, 1995         December 31, 1996
                                                    --------------------     ---------------------
Operating expense, amortization ..................    $   326,312                  $ 2,428,154
                                                      -----------                  -----------
     (Loss) before income tax benefit ............    $  (326,312)                 $(2,428,154)
Income tax benefit ...............................              -                      730,800
                                                      -----------                  -----------
         NET (LOSS) ..............................    $  (326,312)                 $(1,697,354)
                                                      ===========                  ===========


The accompanying notes are an integral part of the financial statements.

                           BENEDEK LICENSE CORPORATION

                       STATEMENTS OF STOCKHOLDER'S EQUITY
           FOR THE PERIOD FEBRUARY 28, 1995 THROUGH DECEMBER 31, 1995
                      AND THE YEAR ENDED DECEMBER 31, 1996

                                                                             Additional
                                                           Common              Paid-In            Accumulated
                                                            Stock              Capital              Deficit              Total
                                                         -------------       -------------       -------------        -------------
Issuance of 99 shares of common stock ............       $           1       $  15,630,449       $           -        $  15,630,450
     Net (loss) ..................................                   -                   -            (326,312)            (326,312)
                                                         -------------       -------------       -------------        -------------
Balance at December 31, 1995 .....................                   1          15,630,449            (326,312)          15,304,138
     Capital contribution of FCC
        licenses from parent .....................                   -         110,230,606                   -          110,230,606
     Net (loss) ..................................                   -                   -          (1,697,354)          (1,697,354)
                                                         -------------       -------------       -------------        -------------
Balance at December 31, 1996 .....................       $           1       $ 125,861,055       $  (2,023,666)       $ 123,837,390
                                                         =============       =============       =============        =============



The accompanying notes are an integral part of the financial statements.

                           BENEDEK LICENSE CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                           For the Period
                                                                         February 28, 1995
                                                                              through                 Year Ended
                                                                         December 31, 1995         December 31, 1996
                                                                        --------------------     --------------------
Cash Flows From Operating Activities
  Net (loss) ............................................................   $    (326,312)         $  (1,697,354)
  Adjustments to reconcile net (loss) to net cash provided by operating activities:
    Amortization ........................................................         326,312              2,428,154
    Deferred income tax .................................................               -               (730,800)
                                                                            -------------          -------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES ....................   $           -          $           -

Cash:
  Beginning .............................................................               -                      -
                                                                            -------------          -------------
  Ending ................................................................   $           -          $           -
                                                                            =============          =============

Supplemental Schedule of Noncash
  Investing and Financing Activities
  FCC licenses acquired by issuing common stock .........................   $  15,630,450         $           -
  FCC licenses acquired by contribution of capital from parent ..........               -           110,230,606
 Transfer of deferred tax liability and offsetting goodwill
    related to FCC licenses .............................................   $           -         $  35,236,800
                                                                            =============         =============



The accompanying notes are an integral part of the financial statements.

                           BENEDEK LICENSE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

     Benedek License Corporation ("BLC") is a wholly owned subsidiary of Benedek Broadcasting Corporation ("Benedek Broadcasting"). BLC was formed on April 18, 1996 to own and hold the Federal Communications Act ("FCC") licenses for the twenty-two television stations owned by Benedek Broadcasting which are located throughout the United States.

SIGNIFICANT ACCOUNTING POLICIES:

(1)  ACCOUNTING ESTIMATES:

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

(2)  INTANGIBLES:

     Intangible assets, which include FCC licenses and goodwill, have been recorded at cost and are amortized over 40 years using the straight-line method. Benedek Broadcasting reviews their intangibles annually to determine potential impairment by comparing the carrying value of the intangible with the undiscounted anticipated future cash flows of the related property before interest charges. If the future cash flows are less than the carrying value, Benedek Broadcasting would obtain an appraisal on the property and adjust the carrying value of the intangibles to the appraisal value if the appraisal value is less than the carrying value.

(3)  INCOME TAXES:

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Reference should also be made to (Note D) regarding a change in tax status and the recording of deferred taxes upon change in status.

(NOTE B) - BUSINESS COMBINATION

     On June 6, 1996, Benedek Broadcasting Company, L.L.C. (the "LLC"), a wholly owned subsidiary of Benedek Broadcasting, was merged into BLC. Since these entities had identical stockholder ownership, this was accounted for in a manner similar to a pooling-of-interests and the results of operations are included for the above-mentioned periods since the formation of the LLC on February 28, 1995. The stockholder's equity section for the 1995 financial statements has been recast to reflect the BLC as if it was formed on February 28, 1995.

                           BENEDEK LICENSE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(NOTE C) - ACQUISITIONS

     On June 6, 1996, Benedek Broadcasting acquired thirteen television stations including their respective FCC licenses. These licenses and the related goodwill and deferred tax liability were transferred on that day to BLC as contributed capital based on the pro rata share of the allocated purchase price paid by Benedek Broadcasting.

(NOTE D) - INCOME TAX MATTERS AND CHANGE IN TAX STATUS

     Prior to the  consummation of the business  combination  discussed in (Note
B), the LLC filed a partnership income tax return and the members reported their respective shares of the income, deductions, losses and credits of the LLC on their income tax returns. Since BLC is a "C" corporation, BLC became subject to federal and state income taxes upon consummation of the business combination. As a result, on June 6, 1996, BLC recognized a net deferred tax asset of approximately $650,000.

     The  deferred  tax  assets  and   liabilities   consist  of  the  following
components:

                                          December 31,
                                              1996
                                              ----
Deferred tax asset:
   Loss Carryforwards...............       $    418,000
Deferred tax liability:
   FCC licenses.....................        (34,924,000)
                                           -------------
   Net deferred tax liability.......       $(34,506,000)
                                           ============


     Had BLC been a taxable entity at December 31, 1995, they would have recorded a net deferred tax asset of approximately $675,000 which would have been offset by a valuation allowance.

     Under the provisions of the Internal Revenue Code, BLC has approximately $1,046,000 of net operating loss carryforwards available to offset future tax liabilities of BLC and its parent which expire in 2011.

     Reconciliation of the statutory federal income tax rate to BLC's effective tax rate is as follows:

                           BENEDEK LICENSE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                                     For the Period
                                                      February 28,
                                                      1995 Through                  Year Ended
                                                      December 31,                 December 31,
                                                          1995                         1996
                                                    ------------------          -------------------
Computed "expected" income tax                          (35.0)%                      (35.0)%
  benefit.......................................
Increase (decrease) resulting from:
  State income taxes, net of federal
    effect......................................           -                          (6.0)
Loss allocated to members of LLC................         35.0                          3.6
  Nondeductible amortization and
    expenses....................................           -                           7.3
                                                    ------------------          -------------------
  Effective rate tax                                       -                         (30.1)%
                                                    ==================          ===================

(NOTE E) - STOCKHOLDER'S EQUITY

     Benedek Broadcasting has pledged 100% of the outstanding common stock of BLC as collateral for the Senior Secured Notes and the Term Loan Facilities issued by Benedek Broadcasting.

     BLC has guaranteed the obligations of Benedek Broadcasting with respect to the Senior Secured Notes and the Term Loan Facilities.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Benedek Broadcasting Corporation and Subsidiary
Rockford, Illinois

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                 /s/ McGLADREY & PULLEN, LLP

Rockford, Illinois
February 28, 1997

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                                ADDITIONS
                                            BALANCE AT        BALANCES         CHARGED TO                         BALANCE AT
                                             BEGINNING       ACQUIRED IN        COSTS AND        DEDUCTIONS         END OF
                                             OF PERIOD      ACQUISITIONS        EXPENSES        DESCRIBED (1)       PERIOD
                                          --------------   --------------    --------------   ----------------  --------------
Deducted from asset account --
  allowance for doubtful accounts:
     Year ended December 31, 1994..........   $   91,778     $          -       $   130,622      $     122,132      $  100,268
     Year ended December 31, 1995..........      100,268                -           201,382             52,627         249,023
     Year ended December 31, 1996..........      249,023           87,808           378,330            254,696         483,519

---------------------------

(1)  Uncollectible accounts written off, net of recoveries

                                  EXHIBIT INDEX


                                                                                   LOCATION OF
                                                                                     EXHIBIT
                                                                                   IN SEQUENTIAL
EXHIBIT                                                                              NUMBERING
  NO.                                      DESCRIPTION                                SYSTEM
  ---                                      -----------                                -------
  3.1       --Certificate  of  Incorporation  of  the  Registrant,  as  amended, incorporated  by  reference  to  Exhibit  3.1 to the  Registrant's
              Registration  Statement on Form S-1, File No.  33-91412,  filed on
              April 20, 1995 (the "S-1 Registration Statement").
  3.2       --By-Laws of the Registrant,  as amended,  incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement,  incorporated by reference to Exhibit 3.3 to the  Registrant's  Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1996 (the "Second Quarter
              1996 10-Q").
  3.3       --Certificate  of  Incorporation  of  Benedek  License  Corporation,
              incorporated  by  reference  to Exhibit 3.3 to the Second  Quarter
              1996 10-Q.
  3.4       --By-Laws of Benedek License Corporation,  incorporated by reference to Exhibit 3.4 to the Second  Quarter 1996 10-Q.
  4.1      -- Indenture dated as of March 1, 1995 between the Registrant and The
              Bank of New York,  relating to the 11-7/8%  Senior  Secured  Notes due 2005, incorporated  by reference to Exhibit  4.1  to  the  S-1
              Registration Statement.
  4.2       --Form of 11-7/8%  Senior Secured Note due 2005 (included in Exhibit
              4.1 hereof),  incorporated  by reference to Exhibit 4.2 to the S-1
              Registration Statement.
  4.3       --First  Supplemental  Indenture  dated as of June 6, 1996 among the
              Registrant,  Benedek License Corporation and The Bank of New York,
              incorporated  by  reference  to Exhibit 4.3 to the Second  Quarter
              1996 10-Q.
 10.1       --Credit  Agreement  dated as of June 6, 1996 among the  Registrant,
              Benedek  Communications  Corporation,  the Lenders listed therein,
              Pearl Street L.P., Goldman, Sachs & Co. and Canadian Imperial Bank
              of Commerce, New York Agency, incorporated by reference to Exhibit
              10.1 to the Second Quarter 1996 10- Q.
 10.2       --Guaranty dated as of June 6, 1996 by Benedek  License  Corporation in favor of Canadian  Imperial Bank of Commerce,  New York Agency,
              incorporated  by reference  to Exhibit 10.2 to the Second  Quarter
              1996 10-Q.
 10.3       --Acquired  Assets  Security  Agreement  dated  as of June  6,  1996 between the Registrant and Canadian Imperial Bank of Commerce, New
              York  Agency,  incorporated  by  reference  to Exhibit 10.3 to the
              Second Quarter 1996 10-Q.
 10.4       --Tangible  Assets  Security  Agreement  dated  as of June  6,  1996 between  the  Registrant  and  Canadian  Imperial  Bank,  New York
              Agency,  incorporated  by  reference to Exhibit 10.4 to the Second
              Quarter 1996 10-Q.
 10.5       --Accounts  receivable  Security  Agreement dated as of June 6, 1996 among the Registrant and Canadian  Imperial Bank of Commerce,  New
              York  Agency,  incorporated  by  reference  to Exhibit 10.5 to the
              Second Quarter 1996 10-Q.

                                  EXHIBIT INDEX

                                                                                   LOCATION OF
                                                                                     EXHIBIT
                                                                                   IN SEQUENTIAL
EXHIBIT                                                                              NUMBERING
  NO.                                      DESCRIPTION                                SYSTEM
  ---                                      -----------                                -------

10.6        --Merger  Agreement  dated as of June 6, 1996 between the Registrant and each of Brissette  Broadcasting  Corporation,  Brissette TV of
              Lansing,  Inc.,  Brissette  TV of Madison,  Inc.,  Brissette TV of
              Odessa, Inc., Brissette TV of Wichita Falls, Inc., Brissette TV of
              Springfield,  Inc.,  Brissette TV of Wausau, Inc., Brissette TV of
              Wheeling,  Inc. and Brissette TV of Peoria, Inc.,  incorporated by reference to Exhibit 10.6 to the Second Quarter 1996 10-Q.
10.7        --Employment  Agreement dated as of June 6, 1996 between  Registrant and A. Richard Benedek,  incorporated by reference to Exhibit 10.7 to the Second Quarter 1996 10-Q.
10.8        --Employment  Agreement dated as of June 6, 1996 between  Registrant and K. James Yager,  incorporated  by reference to Exhibit 10.8 to the Second Quarter 1996 10-Q.
10.9        --Employment  Agreement dated as of June 6, 1996 between  Registrant and Ronald L. Lindwall, incorporated by reference to Exhibit 10.10 to the Second  Quarter 1996 10-Q.
10.10       --Employment  Agreement dated  as of June 6, 1996 between Registrant and  Terrance  F. Hurley,  incorporated  by reference  to  Exhibit
              10.11 to the Second Quarter 1996 10-Q.
10.11       --Limited Waiver and First  Amendment to Credit  Agreement  dated as of October 31, 1996 among the Registrant,  Benedek  Communications
              Corporation,  Goldman  Sachs  Credit  Partners  L.P.,  the lenders listed  therein and Canadian  Imperial Bank of Commerce,  New York
              Agency,  as  Administrative  Agent,  incorporated  by reference to
              Exhibit  10.12  to  the Registrant's Quarterly Report on Form 10-Q
              for the quarter ended September 30, 1996.
*10.12      --Limited Waiver and Second  Amendment to Credit  Agreement dated as of February 28, 1997 among the Registrant,  Benedek Communications
              Corporation,  Goldman  Sachs  Credit  Partners  L.P.,  the lenders listed  therein and Canadian  Imperial Bank of Commerce,  New York
              Agency, as Administrative Agent.
*10.13      --Option   Agreement   dated  as  of  June 6, 1996  between  Benedek
              Communications Corporation and K. James Yager.
*21         --Subsidiaries of the Company.
*23.1       --Consent of  McGladrey & Pullen,  LLP with  respect to the Company.
*23.2       --Consent  of  McGladrey  & Pullen,  LLP  with  respect  to  Benedek
              License Corporation.
*27         --Financial Data Scheduled pursuant to Article 5 of Regulation S-X.