Form 10-Q
period 1997-03-31
BENEDEK BROADCASTING CORP; BENEDEK LICENSE CORP
filed 1997-05-15
CIK 923027, 1019271

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 1997             COMMISSION FILE NUMBER 33-91412
                            ---------------------


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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At May 14, 1997, there were outstanding 148.85 shares of common stock, without par value.

--------------------------------------------------------------------------------

                        BENEDEK BROADCASTING CORPORATION
                           FORM 10-Q TABLE OF CONTENTS



    ITEM
   NUMBER                                                                                                      PAGE
   ------                                                                                                      -----
                                              PART I - FINANCIAL STATEMENTS

   Item 1.    FINANCIAL STATEMENTS
              Introductory Comments........................................................................          1
              Benedek Broadcasting Corporation and Subsidiary
                Consolidated Balance Sheets as of December 31, 1996 and March 31, 1997....................           2
                Consolidated Statements of Operations for the Three Months Ended
                   March 31, 1996 and 1997.................................................................          3
                Consolidated Statements of Stockholder's Equity for the Three Months
                   Ended March 31, 1997....................................................................          4
                Consolidated Statements of Cash Flows for the Three Months Ended
                   March 31, 1996 and 1997.................................................................          5
                Notes to Financial Statements..............................................................          7

              Benedek License Corporation
                Balance Sheets as of December 31, 1996 and March 31, 1997..................................         11
                Statements of Operations for the Three Months Ended March 31, 1996
                   and 1997................................................................................         12
                Statement of Stockholder's Equity for the Three Months Ended
                   March 31, 1997..........................................................................         13
                Statement of Cash Flows for the Three Months Ended March 31, 1996
                   and 1997................................................................................         14
                Notes to Financial Statements..............................................................         15

   Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..........................................................         17

                                               PART II - OTHER INFORMATION

   Item 6.    Exhibits and reports on Form 8-K.............................................................         24

SIGNATURES.................................................................................................         25

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTORY COMMENTS:

     The Financial Statements included herein have been prepared by Benedek Broadcasting Corporation ("Benedek Broadcasting") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Financial Statements be read in conjunction with the financial information set forth in Benedek Broadcasting's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,            March 31,
                                   ASSETS                                            1996                   1997
                                                                                     ----                   ----
                                                                                                        (Unaudited)
Current Assets:
   Cash and cash equivalents................................................      $  8,090,583          $  4,863,410
   Receivables
      Trade, net............................................................        23,744,311            19,889,573
      Due from Seller.......................................................           474,011               525,678
      Other.................................................................           386,163               682,778
   Current portion of program broadcast rights..............................         4,427,832             3,380,923
   Prepaid expenses.........................................................         1,453,007             2,072,570
   Deferred income taxes....................................................         1,333,000             1,280,000
                                                                                  ------------          ------------
         TOTAL CURRENT ASSETS...............................................        39,908,907            32,694,932
                                                                                  ------------          ------------

Property and Equipment......................................................        84,021,301            80,082,608
                                                                                  ------------          -------------
Intangible Assets...........................................................       354,622,296           352,165,510
                                                                                  ------------          -------------

Other Assets

   Program broadcast rights, less current portion...........................         2,298,365             2,005,019
   Deferred loan costs......................................................         9,667,095             9,500,289
   Land held for sale.......................................................           109,000               109,000
   Other....................................................................           670,605               669,383
                                                                                  ------------          ------------
                                                                                    12,745,965            12,283,691
                                                                                  ------------          ------------
                                                                                  $491,297,569          $477,226,741
                                                                                  ============          ============
                    LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities

   Current maturities of notes and leases payable...........................      $ 14,015,273          $ 17,441,474
   Current maturities of program broadcast rights payable...................         6,119,953             5,145,016
   Accounts payable and accrued expenses....................................        15,368,581             9,774,854
   Deferred revenue.........................................................           707,347               668,510
                                                                                  ------------          ------------
         TOTAL CURRENT LIABILITIES..........................................        36,211,154            33,029,854
                                                                                  ------------          ------------

Long-Term Obligations

   Notes and leases payable (Note C)........................................       247,171,289           244,395,628
   Program broadcast rights payable.........................................         1,592,400             1,364,162
   Deferred revenue.........................................................         4,435,166             4,284,823
   Deferred income taxes....................................................        57,415,000            54,675,000
                                                                                  ------------          ------------
                                                                                   310,613,855           304,719,613
                                                                                  ------------          ------------

Stockholder's Equity
   Common stock, no par, authorized 200 shares; issued 179.09 shares........         1,046,500             1,046,500
   Additional paid-in capital...............................................       149,592,627           149,323,427
   Accumulated deficit......................................................        (4,685,418)           (9,411,504)
                                                                                  ------------          ------------
                                                                                   145,953,709           140,958,423
   Less 30.24 shares held in treasury.......................................        (1,481,149)           (1,481,149)
                                                                                  ------------          ------------
                                                                                   144,472,560           139,477,274
                                                                                  ------------          ------------
                                                                                  $491,297,569          $477,226,741
                                                                                  ============          ============

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                                    Three Months Ended March 31,
                                                                              -----------------------------------------
                                                                                      1996                    1997
                                                                                      ----                    ----
Net revenues................................................................        $11,682,871             $28,078,473
                                                                                    -----------             -----------

Operating expenses:
   Selling, technical and program expenses..................................          5,537,572              14,690,278
   General and administrative...............................................          2,010,695               4,715,779
   Depreciation and amortization............................................          1,360,430               7,746,663
   Corporate................................................................            495,892                 696,318
                                                                                    -----------             -----------
                                                                                      9,404,589              27,849,038
                                                                                    -----------             -----------

         OPERATING INCOME...................................................          2,278,282                 229,435
                                                                                    -----------             -----------

Financial income (expense):
   Interest expense:

      Cash interest.........................................................         (4,026,253)             (7,076,007)
      Other interest........................................................           (100,457)               (376,770)
                                                                                    -----------             -----------
                                                                                     (4,126,710)             (7,452,777)

   Interest income..........................................................            105,855                  39,599
                                                                                    -----------             -----------
                                                                                     (4,020,855)             (7,413,178)
                                                                                    -----------             -----------

         (LOSS) BEFORE INCOME TAX BENEFIT...................................         (1,742,573)             (7,183,743)

Income tax benefit..........................................................                  -               2,457,657
                                                                                    -----------             -----------

         NET (LOSS).........................................................        $(1,742,573)            $(4,726,086)
                                                                                    ===========             ===========

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

                                                         Additional
                                      Common               Paid-In            Accumulated            Treasury
                                       Stock               Capital              Deficit                Stock             Total
                                  --------------      ----------------     ----------------      ----------------  ---------------
Balance at December 31, 1996....    $  1,046,500         $ 149,592,627       $  (4,685,418)         $ (1,481,149)    $ 144,472,560
Financial costs related to the
  sale of exchangeable
  redeemable senior preferred
  stock of the Company..........               -              (269,200)                    -                   -          (269,200)
  Net (loss)....................               -                     -          (4,726,086)                    -        (4,726,086)
                                  --------------      ----------------     ---------------      ----------------    --------------
Balance at March 31, 1997.......    $  1,046,500         $ 149,323,427       $  (9,411,504)         $ (1,481,149)    $ 139,477,274
                                  ==============      ================     ===============      ================   ===============

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three Months Ended March 31,
                                                                              -----------------------------------------
                                                                                     1996                   1997
                                                                                     ----                   ----
Cash Flows From Operating Activities
  Net (loss)................................................................    $(1,742,573)             $(4,726,086)
   Adjustments to reconcile net (loss) to
      net cash (used in) operating activities:
      Amortization of program broadcast rights..............................        597,308                1,559,041
      Depreciation and amortization.........................................        892,420                5,287,763
      Amortization of intangibles and deferred loan costs...................        568,467                2,833,558
      Loss on sale of property and equipment................................              -                    2,111
      Deferred income taxes.................................................              -               (2,687,000)
      Other.................................................................              -                  (18,105)
   Changes in operating assets and liabilities, net of effects of acquisitions:
      Receivables...........................................................      4,638,951                3,558,123
      Due to sellers........................................................              -                  (51,667)
      Prepaid expenses and other............................................       (294,940)                (619,563)
      Payments on program broadcast rights payable..........................       (522,121)              (1,421,961)
      Accounts payable and accrued expenses.................................     (4,222,411)              (5,596,751)
      Deferred revenue......................................................        (69,877)                (189,180)
                                                                                -----------              -----------
        NET CASH (USED IN) OPERATING ACTIVITIES.............................       (154,776)              (2,069,717)
                                                                                -----------              -----------

Cash Flows From Investing Activities
   Purchase of property and equipment.......................................       (612,766)                (572,009)
   Proceeds from sale of equipment..........................................              -                    3,655
   Deposit on acquisition...................................................     (1,000,000)                       -
   Payment of acquisition costs.............................................       (334,569)                       -
   Other....................................................................            (15)                  (1,849)
                                                                                ------------             -----------
        NET CASH (USED IN) INVESTING ACTIVITIES.............................     (1,947,350)                (570,203)
                                                                                ------------             -----------

Cash Flows From Financing Activities

   Principal payments on notes and leases payable...........................        (85,276)                (108,092)
   Net financing fees incurred by parent....................................              -                  (89,732)
   Payment of debt acquisition costs........................................        (99,374)                (389,429)
                                                                                -----------              -----------
        NET CASH (USED IN) FINANCING ACTIVITIES.............................       (184,650)                (587,253)
                                                                                -----------              -----------

        (DECREASE) IN CASH AND CASH EQUIVALENTS.............................     (2,286,776)              (3,227,173)

Cash and cash equivalents:
   Beginning................................................................      9,668,331                8,090,583
                                                                                -----------              -----------
   Ending...................................................................    $ 7,381,555              $ 4,863,410
                                                                                ===========              ===========


                                   (Continued)

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                                   (UNAUDITED)



                                                                                    Three Months Ended March 31,
                                                                              -----------------------------------------
                                                                                     1996                   1997
                                                                                     ----                   ----
Supplemental Disclosure of Cash Flow Information
   Cash payments for interest...............................................      $8,034,064            $11,372,655
   Cash payments for income taxes...........................................              -                 253,566
                                                                                  ==========            ===========
Supplemental Schedule of Noncash
   Investing and Financing Activities
   Acquisition of program broadcast rights..................................      $   80,312            $   218,787
   Notes and capital leases payable incurred for purchase of equipment......               -                758,631
   Equipment acquired by barter transactions................................          41,888                 24,198
                                                                                  ==========            ===========

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE A) - NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF BUSINESS:

     Benedek Broadcasting Corporation ("Benedek Broadcasting") is a wholly owned subsidiary of Benedek Communications Corporation (the "Company") and operates 22 television stations (the "Stations") located throughout the United States. These Stations operate under network affiliation contracts, which provide programs to the affiliated stations and the stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis.

BASIS OF PRESENTATION:

     The interim unaudited consolidated financial statements include the accounts of Benedek Broadcasting and Benedek License Corporation ("BLC"), a wholly-owned subsidiary of Benedek Broadcasting. All significant intercompany items and transactions have been eliminated in the interim unaudited consolidated financial statements. The interim unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which are considered necessary in the opinion of management for the fair presentation of the financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1996 and 1997. These financial statements do not include all the information and footnotes required by generally accepted accounting principles.

     Operating results for the three month periods ended March 31, 1996 and 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

(NOTE B) - ACQUISITIONS, RELATED PARTY AND BUSINESS COMBINATIONS

     On April 10, 1996, the sole stockholder of Benedek Broadcasting formed the Company as a holding company. At the closing of the acquisitions described below, the stockholder contributed all of the outstanding shares of common stock of Benedek Broadcasting to the Company in exchange for the issuance to him of all of the outstanding shares of common stock of the Company.

     On June 6, 1996, two acquisitions were completed. These acquisitions included (i) the assets of the television broadcasting division of Stauffer Communications, Inc., consisting of five television stations for a total purchase price of $54,500,000 and (ii) all the issued and outstanding capital stock of Brissette Broadcasting Corporation which owned and operated eight television stations for a purchase price of $270,000,000.

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

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The pro forma results of operations for the three months ended March 31, 1996, assuming the acquisitions of the broadcast television assets of Stauffer and the capital stock of Brissette had taken place on January 1, 1996, as compared to the actual results for the three months ended March 31, 1997 are as follows:



                                                    Three Months Ended March 31,
                                               -----------------------------------------
                                                      1996                    1997
                                                      ----                    ----
                                                   (Pro forma)              (Actual)
Net revenue..................................   $     27,619,092        $     28,078,473
Operating expenses...........................        (26,339,145)            (27,849,038)
Financial expenses...........................        (10,285,832)             (7,413,178)
                                               -----------------      ------------------
   (Loss) before income tax benefit..........         (9,005,885)             (7,183,743)
Income tax benefit...........................          3,172,354               2,457,657
                                               -----------------      ------------------
   Net income (loss).........................   $     (5,833,531)       $     (4,726,086)
                                               =================      ==================

   The financing transactions for the acquisitions consisted of (i) the Company making a capital contribution to Benedek Broadcasting consisting of the proceeds from issuing (a) senior subordinated discount notes, (b) units, consisting of exchangeable redeemable senior preferred stock, which is exchangeable for exchange debentures, and warrants to acquire common stock of the Company, and
(c) seller junior discount preferred stock and (ii) Benedek Broadcasting entering into a Credit Agreement, which consisted of $128,000,000 term loan facilities and a Revolving Credit Facility with an original amount of $15,000,000. These financing transactions were consummated concurrently with the acquisitions.

   Since the Company derives all of its operating income and cash flow from Benedek Broadcasting, the Company's ability to pay its obligations including (i) interest on and principal of the senior subordinated discount notes, (ii) redemption of and cash dividends on the exchangeable redeemable senior preferred stock and (iii) redemption of and cash dividends on the seller junior discount preferred stock will be dependent primarily upon receiving dividends and other payments on advances from Benedek Broadcasting. Benedek Broadcasting has no obligation, contingent or otherwise, to pay any amounts to the Company or to make funds available to the Company for debt service or any other obligation.

(NOTE C) - NOTES PAYABLE AND AMENDMENT TO THE CREDIT AGREEMENT

   (a) Term Loans and Revolver. As part of the financing transactions described in (Note B), on June 6, 1996, Benedek Broadcasting entered into a Credit Agreement which, as amended, included two Term Loan Facilities consisting of (i) a Series A Facility of $70,000,000 at the bank's base rate plus 2.75% or the Eurodollar rate plus 3.75% per annum (currently 9.31%) and (ii) a Series B Facility of $58,000,000 at the bank's base rate plus 3.25% or the Eurodollar rate plus 4.25% per annum (currently 9.81%). The current rates reflect the February 1997 amendment, as discussed below. The Term Loan Facilities provide for quarterly principal payments until final maturity (except in the first year during which amortization will be on a semiannual basis). The Series A Facility and the Series B Facility mature on May 1, 2001 and November 1, 2002, respectively. Benedek Broadcasting is required to make scheduled aggregate

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

amortization payments on the Series A and Series B Facilities, as follows: during the first year after closing, $6.0 million; during the second year after closing, $11.0 million; during the third year after closing, $14.5 million; during the fourth year after closing, $16.0 million; during the fifth year after closing, $27.5 million; during the sixth year after closing, $15.0 million; and during the first half of the seventh year after closing, $38.0 million.

   The Credit Agreement, as amended, also includes a Revolving Credit Facility of $10,000,000, which bears interest at the bank's base rate plus 2.75% or the Eurodollar rate plus 3.75% per annum. There were no borrowings on the Revolving Credit Facility as of March 31, 1997. The unused portion of the Revolving Credit Facility bears interest at 0.5% a month.

   The Credit Agreement, as amended, also contains several mandatory principal prepayment clauses, one of which Benedek Broadcasting was subject to at March 31, 1997. This clause stipulates that Benedek Broadcasting prepay the principal balance of the Term Loan Facilities by an amount equal to 50% of the Consolidated Excess Cash Flow, as defined by the agreement, no later than 100 days after the end of the year. Benedek Broadcasting has reflected the additional $5,683,000 as a current maturity of debt at March 31, 1997.

   The Term Loan Facilities and the Revolving Credit Facility are guaranteed by the Company and secured by certain of the Company's and Benedek Broadcasting's present and future property and assets. The Term Loan Facilities are also guaranteed by BLC and are collateralized by all of the stock of BLC which is also collateral on the Senior Secured Notes which have an equal position in the stock of BLC to the Term Loan Facilities.

   The Term Loan Facilities contain various restrictive covenants and require compliance with certain financial ratios and covenants. On February 28, 1997, Benedek Broadcasting amended the Credit Agreement as it relates to certain restrictive covenants and financial ratios through June 30, 1998. As part of the amendment, effective February 28, 1997, Benedek Broadcasting agreed to increase the interest rate on the Term Loan Facilities and Revolving Credit Facility by an additional 50 basis points. Benedek Broadcasting also agreed to reduce the available Revolving Credit Facility from $15,000,000 to $10,000,000. Benedek Broadcasting is in compliance with the covenants as of March 31, 1997.

   (b) Senior Secured Notes. During 1995, Benedek Broadcasting issued $135,000,000 of 11 7/8% Senior Secured Notes due 2005 (the "Senior Secured Notes"). The Senior Secured Notes bear interest at the rate of 11 7/8% payable semiannually on March 1 and September 1 of each year and mature in March 2005. The Senior Secured Notes may be redeemed by Benedek Broadcasting in whole or in part after March 1, 2000 subject to certain prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and the sales of assets, among others. Benedek Broadcasting was in compliance with these covenants at March 31, 1997.

                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   The Senior Secured Notes are collateralized by all of the stock of BLC which is also collateral on the Term Loan Facilities which have an equal position in the stock of BLC to the Senior Secured Notes. The Senior Secured Notes are also collateralized by certain agreements and contract rights related to the Stations which include network affiliation agreements and certain general intangibles.

   Notes payable consist of the following:

                                                    March 31, 1997
                                                  -----------------
        Senior secured notes.................      $    135,000,000
        Term loan series A...................            67,500,000
        Term loan series B...................            57,500,000
        Other................................             1,837,102
                                                  ------------------
                                                        261,837,102
        Less current maturities..............            17,441,474
                                                  ------------------
                                                   $    244,395,628
                                                  ==================

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

                           BENEDEK LICENSE CORPORATION

                                 BALANCE SHEETS




                                                                              December 31,               March 31,
                                                                                  1996                     1997
                                                                                  ----                     ----
                                                                                                        (Unaudited)
                                  ASSETS

Federal Communication Commission (FCC)
   Licenses, at cost, less accumulated amortization of $2,322,404
      and $3,120,116 for 1996 and 1997, respectively......................     $123,538,650            $122,740,938
Goodwill, less accumulated amortization of $432,060 and $660,690 for 1996
    and 1997, respectively................................................       34,804,740              34,576,110
                                                                               ------------            ------------
                                                                               $158,343,390            $157,317,048
                                                                               ============            ============
                   LIABILITIES AND STOCKHOLDER'S EQUITY
Deferred tax liability....................................................     $ 34,506,000            $ 33,974,000
                                                                               ------------            ------------

Stockholder's Equity:

   Common stock, $0.01 par authorized 3,000 shares,
      issued and outstanding 99 shares....................................                1                       1
   Additional paid-in capital.............................................      125,861,055             125,861,055
   Accumulated deficit....................................................       (2,023,666)             (2,518,008)
                                                                               ------------            ------------
                                                                                123,837,390             123,343,048
                                                                               ------------            ------------
                                                                               $158,343,390            $157,317,048
                                                                               ============            ============

                           BENEDEK LICENSE CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                        ------------------------------------------
                                                                               1996                    1997
                                                                               ----                    ----

Operating expense, amortization.......................................     $(108,771)               $(1,026,342)
                                                                           ---------                -----------
   (Loss) before income tax benefit...................................      (108,771)                (1,026,342)
Income tax benefit ...................................................             -                    532,000
                                                                           ---------                -----------
     NET (LOSS).......................................................     $(108,771)               $  (494,342)
                                                                           =========                ===========

                           BENEDEK LICENSE CORPORATION

                       STATEMENTS OF STOCKHOLDER'S EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


                                                                     Additional
                                               Common                  Paid-In              Accumulated
                                                Stock                  Capital                Deficit                 Total
                                         -------------------     ------------------      -----------------      -----------------
Balance at December 31, 1996             $                 1      $     125,861,055       $     (2,023,666)      $    123,837,390
  Net (loss)............................                   -                      -               (494,342)              (494,342)
                                         -------------------     ------------------      -----------------      -----------------
Balance at March 31, 1997............... $                 1      $     125,861,055       $     (2,518,008)      $    123,343,048
                                         ===================     ==================      =================      =================

                           BENEDEK LICENSE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Three Months Ended March 31,
                                                                               ----------------------------------
                                                                                  1996                   1997
                                                                                  ----                   ----
Cash Flows From Operating Activities
  Net (loss)..............................................................     $(108,771)            $ (494,342)
  Adjustments to reconcile net (loss) to net cash provided by operating activities:
  Amortization ...........................................................       108,771              1,026,342
  Deferred income tax.....................................................             -               (532,000)
                                                                               ---------             ----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES........................     $       -             $        -

Cash:
  Beginning...............................................................             -                      -
                                                                               ---------             ----------
  Ending..................................................................     $       -             $        -
                                                                               =========             ==========

                           BENEDEK LICENSE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) - NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF BUSINESS:

     Benedek License Corporation ("BLC") is a wholly owned subsidiary of Benedek Broadcasting Corporation ("Benedek Broadcasting"). BLC was formed on April 18, 1996 to own and hold the Federal Communications Commission ("FCC") licenses for the 22 television stations owned by Benedek Broadcasting which are located throughout the United States.

BASIS OF PRESENTATION:

     The financial statements include all adjustments, consisting of normal and recurring adjustments, which are considered in the opinion of management for the fair presentation of the financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1996 and 1997. These financial statements do not include all the information and footnotes required by generally accepted accounting principles.

     Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

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

                           BENEDEK LICENSE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE E) - STOCKHOLDER'S EQUITY

     Benedek Broadcasting has pledged 100% of the outstanding common stock of BLC as collateral for the Senior Secured Notes issued by Benedek Broadcasting and the Term Loan Facilities.

     BLC has guaranteed the obligations of Benedek Broadcasting with respect to the Senior Secured Notes and the Term Loan Facilities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Except as otherwise provided, the financial data set forth below is derived from the historical financial statements of Benedek Broadcasting prepared in accordance with generally accepted accounting principles. Such historical financial data includes the results of operations of five television stations acquired from Stauffer Communications, Inc. (the "Stauffer Stations") and eight television stations acquired from Brissette Broadcasting Corporation (the "Brissette Stations," and together with the Stauffer Stations, the "Acquired Stations") from the date of the acquisition thereof on June 6, 1996. As used herein, "Same Station" data refers to the historical results of operations of all 22 television stations currently owned by Benedek Broadcasting as if such stations were owned by Benedek Broadcasting throughout the periods indicated with pro forma adjustments only for corporate expenses, depreciation and amortization and interest.

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

     For the three months ended March 31, 1997, Benedek Broadcasting reported net revenues of $28.1 million compared to net revenues of $11.7 million for the three months ended March 31, 1996. The increase in 1997 net revenues was due to the acquisitions of the Acquired Stations which represented $16.5 million. Benedek Broadcasting had a net loss of $4.7 million for the three months ended March 31, 1997 compared to a net loss of $1.7 million for the three months ended March 31, 1996. Adjusted EBITDA for the three months ended March 31, 1997 was $8.1 million as compared to $3.7 million for the three months ended March 31, 1996. Local/regional and national advertising constitute the largest categories of Benedek Broadcasting's operating revenues and represent approximately 85.9% of gross revenues for the three months ended March 31, 1997 as compared to 86.1% for the three months ended March 31, 1996.

     Approximately 54.8% of the gross revenues of Benedek Broadcasting in the three months ended March 31, 1997 was generated from local and regional advertising, which is sold primarily by the Stations' sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by Benedek Broadcasting. Benedek Broadcasting generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

     Benedek Broadcasting's primary operating expenses are employee compensation, programming and depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. Benedek Broadcasting purchases first run and off-network syndicated programming on an ongoing basis and has a policy of closely matching payments for and amortization of program rights in each period. A network-affiliated station receives approximately two-thirds of its required daily programming from the network at no cost. For the three months ended March 31, 1997, depreciation and amortization increased $6.4 million from $1.3 million to $7.7 million due to the acquisition of the Acquired Stations. Depreciation and amortization expense has increased as assets purchased at fair market value in connection with the acquisitions of the Acquired Stations began to depreciate. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. Benedek Broadcasting's operating expenses (excluding depreciation and amortization) represent approximately 71.6% of net revenues for the three months ended March 31, 1997 as compared to approximately 68.9% of net revenues for the three months ended March 31, 1996.

     On June 6, 1996, Benedek Broadcasting acquired substantially all of the broadcast television assets (including working capital of approximately $1.6 million) of the Stauffer Stations consisting of five principal broadcast television stations and four satellite broadcast television stations for a purchase price of $54.5 million. The principal stations acquired by Benedek Broadcasting were KCOY-TV, Santa Maria, California; WIBW-TV, Topeka, Kansas; KMIZ-TV, Columbia, Missouri; KGWC-TV, Casper, Wyoming; and KGWN- TV, Cheyenne, Wyoming. KGWC-TV operates two satellite stations, KGWL-TV, Lander, Wyoming, and KGWR-TV, Rock Springs, Wyoming, both of which rebroadcast the programming of KGWC-TV. KGWN- TV operates two satellite stations, KSTF-TV, Scottsbluff, Nebraska, and KTVS-TV, Sterling, Colorado, both of which rebroadcast the programming of KGWN-TV. All of the Stauffer Stations are affiliated with CBS, except for KMIZ-TV, Columbia, Missouri, which is affiliated with ABC.

     On June 6, 1996, Benedek Broadcasting acquired all of the capital stock of Brissette for $270.0 million in cash and preferred stock. All of the outstanding indebtedness of Brissette was paid in full by the sellers at the closing. Pursuant to the Brissette purchase agreement, at the closing Brissette was required to have working capital of at least $8.8 million and any amount in excess thereof was to be paid to the sellers. By acquiring all of the capital stock of Brissette, Benedek Broadcasting acquired eight network-affiliated television stations including WMTV-TV, the NBC affiliate serving Madison, Wisconsin; WWLP-TV, the NBC affiliate serving Springfield, Massachusetts; WILX-TV, the NBC affiliate serving Lansing, Michigan; WHOI-TV, the ABC affiliate serving Peoria, Illinois; WSAW-TV, the CBS affiliate serving Wausau, Wisconsin; WTRF-TV, the CBS affiliate serving Wheeling, West Virginia and Steubenville, Ohio; KAUZ- TV, the CBS affiliate serving Wichita Falls, Texas; and KOSA-TV, the CBS affiliate serving Odessa, Texas. Of the $270.0 million paid for the capital stock of Brissette, $225.0 million was paid in cash and $45.0 million was paid by the issuance of the junior preferred stock of the Company to General Electric Capital Corporation ("GECC") and Paul Brissette.

     During the first quarter of 1997, Benedek Broadcasting implemented several aspects of the strategy involving the acquisitions of the Acquired Stations, including adding approximately 60 hours per week in additional locally-produced news programming. This news expansion is expected to provide future revenue growth, the results of which Benedek Broadcasting is just beginning to realize.

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

     The following table sets forth the computation of broadcast cash flow and Adjusted EBITDA for the periods indicated. The table includes the results of operations of the Acquired Stations only from the closing date of June 6, 1996.


                                                             Three Months Ended
                                                                  March 31,
                                                      --------------------------------
                                                          1996               1997
                                                          ----               ----
                                                           (Dollars in Thousands)
Operating income.....................................    $    2,278        $       229
   Add:
     Amortization of program
       broadcast rights..............................           597              1,559
     Depreciation and amortization...................         1,360              7,747
     Corporate Expenses..............................           496                696
   Less:
     Payment for program
       broadcast liabilities.........................          (522)            (1,422)
                                                      -------------      -------------
Broadcast cash flow..................................         4,209              8,809
   Corporate.........................................           496                696
                                                      -------------      -------------
Adjusted EBITDA......................................     $   3,713          $   8,113
                                                      =============      =============

   The following table provides both historical and Same Station information. The Same Station information gives effect to the acquisition of the Acquired Stations as if such transactions were consummated on January 1, 1996. The Same Station information for the three months ended March 31, 1996 does not purport to represent what Benedek Broadcasting's results of operations would have been if such transactions had been effected at such date and do not purport to project results of operations of Benedek Broadcasting in any future period.

                                                      Historical                                    Same Station
                                             Three Months Ended March 31,                    Three Months Ended March 31,
                                     ------------------------------------------   --------------------------------------------
                                                                              %                                              %
                                         1996             1997           Change          1996             1997          Change
                                         ----             ----           ------          ----             ----          ------
                                                                          (Dollars in Thousands)

Net revenues........................   $   11,683       $  28,078         140.3%        $  27,619       $  28,078          1.7%
                                     ------------     -----------    ----------      ------------    ------------    ---------
Operating expenses:
  Selling, technical and
    program expenses................        5,538          14,690         165.2            13,300          14,690         10.4
  General and administrative........        2,011           4,716         134.5             4,903           4,716         (3.8)
  Depreciation and amortization.....        1,360           7,747         469.6             7,243           7,747          6.9
  Corporate.........................          496             696          40.3               893             696        (22.0)
                                     ------------     -----------    ----------      ------------    ------------    ---------
                                            9,405          27,849         196.1            26,339          27,849          5.7
                                     ------------     -----------    ----------      ------------    ------------    ---------
          OPERATING INCOME..........  $     2,278      $      229         (89.9)       $    1,280      $      229        (82.1)
                                     ============     ===========    ==========      ============    ============    =========
Broadcast cash flow.................  $     4,209      $    8,809         109.3%       $    9,625      $    8,809         (8.5)%
Broadcast cash flow margin..........         36.0%           31.4%                           34.8%           31.4%
Adjusted EBITDA.....................  $     3,713      $    8,113         118.5%       $    8,732      $    8,113         (7.0)%
Adjusted EBITDA margin..............         31.8%           28.9%                           31.6%           28.9%

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

   Net revenues for the three months ended March 31, 1997 increased $16.4 million or 140.3% to $28.1 million from $11.7 million for the three months ended March 31, 1996 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations which increased net revenue by $16.5 million. On a Same Station basis, net revenues for the three months ended March 31, 1997 increased $0.5 million or 1.7% to $28.1 million from $27.6 million for the three months ended March 31, 1996, despite a challenging national advertising environment and a decline in political advertising revenue. Gross revenues on a Same Station basis excluding political advertising revenue increased $1.0 million or 3.2% from the three months ended March 31, 1996.

   On a Same Station basis, Benedek Broadcasting's 12 CBS affiliated stations and six ABC affiliated stations were affected by weakness in advertising revenues for the three months ended March 31, 1997. Benedek Broadcasting's CBS affiliated stations' net revenues increased by 2.1% for the first quarter 1997 as compared to 1996. Benedek Broadcasting's four NBC affiliated stations showed an increase in net revenues of 6.5% on a Same Station basis while the six ABC affiliated stations showed a decrease in net revenues of 3.4% on a Same Station basis caused by a $0.3 million decrease in political revenues for those stations. Benedek Broadcasting expects that its CBS stations may benefit in the balance of the year from the improved ratings performance of CBS network programming.

   Operating expenses for the three months ended March 31, 1997 increased $18.4 million or 196.1% to $27.8 million from $9.4 million for the three months ended March 31, 1996. Of the increase in operating expenses, $17.5 million was attributable to the acquisition of the Acquired Stations. On a Same Station basis, operating expenses for the three months ended March 31, 1997 increased $1.5 million or 5.7% to $27.8 million from $26.3 million for the three months ended March 31, 1996. The increase was primarily caused by the planned expansion of locally-produced news programs and increased depreciation and amortization.

   Operating income for the three months ended March 31, 1997 decreased $2.1 million or 89.9% to $0.2 million from $2.3 million for the three months ended March 31, 1996.

   Financial (expenses), net for the three months ended March 31, 1997 increased $3.4 million or 84.4% to $7.4 million from $4.0 million in the three months ended March 31, 1996, due to Benedek Broadcasting's higher debt level following the completion of the financing of the purchase price for the Acquired Stations in June 1996.

   Income tax benefit for the three months ended March 31, 1997 was $2.5 million compared to none for the three months ended March 31, 1996. Reductions in the deferred tax liabilities related to the acquisitions and the creation of deferred tax assets generated the income tax benefit for the three months ended March 31, 1997. For the three months ended March 31, 1996, Benedek Broadcasting recognized no income tax benefit due to its Subchapter S Corporation status.

   Net loss for the three months ended March 31, 1997 was $4.7 million as compared to a net loss of $1.7 million for the three months ended March 31, 1996.

   Broadcast cash flow for the three months ended March 31, 1997 increased $4.6 million or 109.3% to $8.8 million from $4.2 million for the three months ended March 31, 1996 primarily as a result of the acquisition of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 31.4% for the three months ended March 31, 1997 from 36.0% for the three months ended March 31, 1996. On a Same Station basis, broadcast cash flow for the three months ended March 31, 1997 decreased $0.8 million or 8.5% to $8.8 million from $9.6 million for the three months ended March 31, 1996. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis decreased to 31.4% for the three months ended March 31, 1997 from 34.8% for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows from Operating Activities is the primary source of liquidity for Benedek Broadcasting. For the first quarter 1997 and 1996, however, Benedek Broadcasting used its cash reserves to fund operating activities by $(2.1) million for the three months ended March 31, 1997 as compared to $(0.2) million for the three months ended March 31, 1996 due to the relatively fixed nature of expenses and the seasonality of revenues. Cash flows from operating activities included cash payments of interest expense which totaled $11.4 million for the three months ended March 31, 1997 as compared to $8.0 million for the three months ended March 31, 1996. The increase of $3.4 million was due to Benedek Broadcasting's higher debt level following the acquisition of the Acquired Stations. Cash flows from operating activities for the three months ended March 31, 1996 included a $2.5 million signing bonus from CBS in consideration of the 1995 contract with Benedek Broadcasting.

   Cash Flows from Investing Activities were $(0.6) million for the three months ended March 31, 1997 compared to $(1.9) million for the three months ended March 31, 1996. For the three months ended March 31, 1996, cash flows from investing activities included a total of $1.3 million associated with the acquisitions of the Acquired Stations.

   Cash Flows from Financing Activities were $(0.6) million for the three months ended March 31, 1997 compared to $(0.2) million for the three months ended March 31, 1996. For the three months ended March 31, 1997, cash flows from financing activities included $0.5 million associated with the amendment of the Credit Agreement.

   On June 6, 1996, Benedek Broadcasting, together with the Company, implemented a financing plan in order to finance the acquisitions of the Acquired Stations and to pay fees and expenses related thereto. The financing plan consisted of
(i) the offer and sale by the Company of the Senior Subordinated Discount Notes to generate gross proceeds of $90.2 million, (ii) the sale by the Company of units consisting of Exchangeable Redeemable Senior Preferred Stock and warrants to generate gross proceeds of $60.0 million, (iii) Benedek Broadcasting borrowing $128.0 million pursuant to the Term Loan Facilities of the Credit Agreement and (iv) the Company issuing an aggregate of $45.0 million initial liquidation preference of Seller Junior Discount Preferred Stock to GECC and Mr. Paul Brissette. Benedek Broadcasting currently also has available to it $10.0 million under a revolving credit facility under the Credit Agreement ("the Revolving Credit Facility"). From time to time throughout 1997, Benedek Broadcasting's cash needs will require the use of the Revolving Credit Facility for general working capital purposes and to fund capital expenditures. During the three months ended March 31, 1997, Benedek Broadcasting used $1.5 million of the Revolving Credit Facility. At March 31, 1997, there were no outstanding borrowings under the Revolving Credit Facility.

   Benedek Broadcasting did not meet certain financial ratios contained in the Credit Agreement at September 30 and December 31, 1996 due to lower than expected Adjusted EBITDA ( as defined in the Credit Agreement). The lenders under the Credit Agreement agreed to waive such noncompliance and during February 1997, have amended certain covenants applicable to 1997 and the first half of 1988. The amendment provides that for so long as the ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement) exceeds certain levels, the Term Loan Facilities will bear interest at varying additional spreads from that originally provided for in the Credit Agreement. The amendment further reduced the Revolving Credit Facility from $15.0 million to $10.0 million and increased the percentage of excess cash flow to be applied as prepayments of the Term Loan Facilities from 50% to 75% until Benedek Broadcasting's ratio of debt to Adjusted EBITDA is at 6.75 or lower. Benedek Broadcasting was in compliance with the revised financial covenants as of March 31, 1997.

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

   During 1996, Benedek Broadcasting made arrangements to acquire low power television licenses in Columbia and Jefferson City, Missouri which is expected to be completed in the second quarter of 1997. Benedek Broadcasting does not expect material expenditures for the acquisition of these licenses or immediate capital needs.

SEASONALITY

   Net revenues of Benedek Broadcasting are generally higher during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period, and, to a lesser extent, during the second quarter of each year. Net revenues for the first quarter are generally the lowest of the year.

INCOME TAXES

   Historically, Benedek Broadcasting had elected to be taxed as a Subchapter S Corporation. Therefore, for the period January 1, 1996 through June 6, 1996, income taxes were not reflected in the consolidated financial statements, but the income, deductions, losses and credits were passed to Benedek Broadcasting's sole stockholder. Concurrent with the completion of the financing for the acquisitions of the Acquired Stations, Benedek Broadcasting's election to be taxed as a Subchapter S Corporation was terminated and Benedek Broadcasting became subject to federal and state income taxes. In conjunction with the acquisition of Brissette, a deferred tax liability of $53.3 million was recognized primarily associated with the variance between future tax deductions allowed for depreciation and amortization of intangibles and the amount of such depreciation and amortization that will be reflected for book purposes.

   For the three months ended March 31, 1997, a tax benefit of $2.5 million was recognized consisting of a $2.7 million benefit related to the net reduction of deferred income tax liabilities and $0.2 million of taxes currently due.

   Under the provisions of the Internal Revenue Code, the Company has approximately $9.2 million of actual net operating loss carryforwards available to offset future tax liabilities of the Company, that begin to expire in 2007 through 2011.

                           PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

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

                        BENEDEK BROADCASTING CORPORATION
                        (REGISTRANT)



               By:                /s/ RONALD L. LINDWALL
                  ..............................................................
                                      Ronald L. Lindwall
                        Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

                                                 DATE: April 14, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        BENEDEK LICENSE CORPORATION
                        (SUBSIDIARY GUARANTOR REGISTRANT)



               By:                /s/ RONALD L. LINDWALL
                  ..............................................................
                                      Ronald L. Lindwall
                        Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

                                                 DATE: April 14, 1997

                                  EXHIBIT INDEX

                                                                                      LOCATION OF
                                                                                        EXHIBIT
                                                                                     IN SEQUENTIAL
  EXHIBIT                                                                               NUMBERING
   NO.                                DESCRIPTION                                        SYSTEM
   --                                 -----------                                        ------

  3.1       --Certificate  of  Incorporation  of  the  Registrant,  as  amended, incorporated  by  reference  to  Exhibit  3.1 to the  Registrant's
              Registration  Statement on Form S-1, File No.  33-91412,  filed on
              April 20, 1995 (the "S-1 Registration Statement").
  3.2       --By-Laws of the Registrant,  as amended,  incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement,  incorporated by reference to Exhibit 3.3 to the  Registrant's  Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1996 (the "Second Quarter
              1996 10-Q").
  3.3       --Certificate  of  Incorporation  of  Benedek  License  Corporation,
              incorporated  by  reference  to Exhibit 3.3 to the Second  Quarter
              1996 10-Q.
  3.4       --By-Laws of Benedek License Corporation,  incorporated by reference to Exhibit 3.4 to the Second  Quarter 1996 10-Q.
  4.1      -- Indenture dated as of March 1, 1995 between the Registrant and The
              Bank of New York,  relating to the 11-7/8%  Senior  Secured  Notes due 2005, incorporated  by reference to Exhibit  4.1  to  the  S-1
              Registration Statement.
  4.2       --Form of 11-7/8%  Senior Secured Note due 2005 (included in Exhibit
              4.1 hereof),  incorporated  by reference to Exhibit 4.2 to the S-1
              Registration Statement.
  4.3       --First  Supplemental  Indenture  dated as of June 6, 1996 among the
              Registrant,  Benedek License Corporation and The Bank of New York,
              incorporated  by  reference  to Exhibit 4.3 to the Second  Quarter
              1996 10-Q.
 *27       -- Financial Data Scheduled pursuant to Article 5 of Regulation S-X.

--------------
*Filed herewith