Form 10-Q
period 1997-06-30
BENEDEK BROADCASTING CORP; BENEDEK COMMUNICATIONS CORP; BENEDEK LICENSE CORP
filed 1997-08-14
CIK 923027, 1017522, 1019271

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1997          COMMISSION FILE NUMBERS:
                                     BENEDEK BROADCASTING CORPORATION   33-09529
                                     BENEDEK COMMUNICATIONS CORPORATION 33-91412

                             ----------------------
                        BENEDEK BROADCASTING CORPORATION
                                       AND
                       BENEDEK COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                             ----------------------
  DELAWARE         BENEDEK BROADCASTING CORPORATION          13-2982954
  DELAWARE         BENEDEK COMMUNICATIONS CORPORATION        36-4076007
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)
                             ----------------------
                         SUBSIDIARY GUARANTOR REGISTRANT

BENEDEK LICENSE CORPORATION              DELAWARE              36-4081877
 (EXACT NAME OF SUBSIDIARY         (STATE OF FORMATION)      (I.R.S EMPLOYER
GUARANTOR AS SPECIFIED IN ITS                             IDENTIFICATION NUMBER)
CERTIFICATE OF INCORPORATION)
                             ----------------------
             100 PARK AVENUE                                     61101
             ROCKFORD, ILLINOIS                                (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 815-987-5350
                             ----------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                   ON WHICH REGISTERED:
           -------------------                   -------------------
                   NONE                                 NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___

     100% of the voting common stock of Benedek Communications Corporation is owned by Mr. A. Richard Benedek. 100% of the voting common stock of Benedek Broadcasting Corporation is owned by Benedek Communications Corporation. None of the voting common stock of either registrant is held by non-affiliates.

     Indicate the number of shares outstanding of each of Benedek Broadcasting Corporation's classes of common stock as of the latest practicable date: At August 10, 1997, there were outstanding 148.85 shares of common stock, without par value.

     Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At August 10, 1997, there were outstanding 7,030,000 shares of common stock, $0.01 par value.

--------------------------------------------------------------------------------

                      BENEDEK BROADCASTING CORPORATION AND
               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS


ITEM
NUMBER                                                                                                    PAGE
------                                                                                                    ----

                          PART I - FINANCIAL STATEMENTS

Item 1. FINANCIAL STATEMENTS
        Introductory Comments ............................................................................   1
        Benedek Communications Corporation and Benedek Broadcasting Corporation and Subsidiaries
          Consolidated Balance Sheets as of December 31, 1996 and June 30, 1997 ..........................   2
          Consolidated Statements of Operations for the Three Months Ended
            June 30, 1996 and 1997 .......................................................................   3
          Consolidated Statements of Operations for the Six Months Ended
            June 30, 1996 and 1997 .......................................................................   4
          Consolidated Statement of Stockholder's Equity (Deficit) for the Six Months Ended
            June 30, 1997 ................................................................................   5
          Consolidated Statements of Cash Flows for the Six Months Ended June 30,
            1996 and 1997 ................................................................................   6
          Notes to Consolidated Financial Statements .....................................................   8

        Benedek License Corporation
          Balance Sheets as of December 31, 1996 and June 30, 1997 .......................................  16
          Statements of Operations for the Three Months and Six Months Ended
            June 30, 1996 and 1997 .......................................................................  17
          Statement of Stockholder's Equity for the Six Months Ended June 30, 1997 .......................  18
          Statements of Cash Flows for the Six Months ended June 30, 1996 and 1997 .......................  19
          Notes to Financial Statements ..................................................................  20

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ..............................................................  21

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings.................................................................................  31
Item 6. Exhibits and reports on Form 8-K .................................................................  31

SIGNATURES ...............................................................................................  33

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IMPORTANT EXPLANATORY NOTE:

    The integrated Form 10-Q is filed, without audit, pursuant to the Securities Exchange Act of 1934, as amended, for each of Benedek Communications Corporation and its wholly owned subsidiary, Benedek Broadcasting Corporation. Unless the context requires otherwise, references to the "Company" refer to both Benedek Communications Corporation and Benedek Broadcasting Corporation. Benedek Communications Corporation is a holding company with minimal separate operations from its operating subsidiary, Benedek Broadcasting Corporation. Separate financial information has been provided for each entity and, where appropriate, separate disclosures. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Financial Statements be read in conjunction with the financial information set forth in the Annual Reports on Form 10-K of each of Benedek Communications Corporation and Benedek Broadcasting Corporation for the fiscal year ended December 31, 1996.

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31, 1996                        June 30, 1997
                                                        -----------------------------------    -----------------------------------
                                                            Benedek             Benedek            Benedek             Benedek
                                                         Broadcasting       Communications      Broadcasting       Communications
                                                          Corporation         Corporation        Corporation         Corporation
                                                        ---------------     ---------------    ---------------     ---------------
                                                                                                           (Unaudited)
                  ASSETS
Current Assets
   Cash and Cash Equivalents........................    $     8,090,583      $    8,091,683    $     3,322,763     $     3,323,863
   Receivables
     Trade, Net.....................................         23,744,311          23,744,311         23,472,714          23,472,714
     Due From Seller................................            474,011             474,011                  -                   -
     Other..........................................            386,163             385,063            771,439             770,339
   Current Portion of Program Broadcast Rights......          4,427,832           4,427,832          2,433,489           2,433,489
   Prepaid Expenses.................................          1,453,007           1,453,007          2,104,168           2,104,168
   Deferred Income Taxes............................          1,333,000           1,333,000          1,000,000           1,000,000
                                                        ---------------     ---------------    ---------------     ---------------
               Total Current Assets.................         39,908,907          39,908,907         33,104,573          33,104,573
                                                        ---------------     ---------------    ---------------     ---------------

Property and Equipment..............................         84,021,301          84,021,301         76,614,074          76,614,074
                                                        ---------------     ---------------    ---------------     ---------------
Intangible Assets...................................        354,622,296         354,622,296        350,070,144         350,070,144
                                                        ---------------     ---------------    ---------------     ---------------
Other Assets
   Program Broadcast Rights, Less Current Portion...          2,298,365           2,298,365          1,598,800           1,598,800
   Deferred Loan Costs..............................          9,667,095          13,385,766          9,267,409          12,707,890
   Land Held for Sale...............................            109,000             109,000            109,000             109,000
   Other............................................            670,605             670,605            678,314             678,314
                                                        ---------------     ---------------    ---------------     ---------------
                                                             12,745,065          16,463,736         11,653,523          15,094,004
                                                        ---------------     ---------------    ---------------     ---------------
                                                        $   491,297,569     $   495,016,240    $   471,442,314     $   474,882,795
                                                        ===============     ===============    ===============     ===============
      LIABILITIES AND STOCKHOLDER'S
             EQUITY (DEFICIT)

Current Liabilities
   Current Maturities of Notes and Leases Payable...         14,015,273     $    14,015,273    $    14,614,991     $    14,614,991
   Current Maturities of Program Broadcast Rights
     Payable........................................          6,119,953           6,119,953          4,274,786           4,274,786
   Accounts Payable and Accrued Expenses............         15,368,581          15,368,581         13,690,114          13,690,114
   Deferred Revenue.................................            707,347             707,347            662,788             662,788
                                                        ---------------     ---------------    ---------------     ---------------
               Total Current Liabilities............         36,211,154          36,211,154         33,242,679          33,242,679
                                                        ---------------     ---------------    ---------------     ---------------
Long-Term Obligations
   Notes and Leases Payable (Note D)................        247,171,289         344,219,003        242,237,124         345,655,219
   Program Broadcast Rights Payable.................          1,592,400           1,592,400            964,655             964,655
   Deferred Revenue.................................          4,435,166           4,435,165          4,108,963           4,108,963
   Deferred Income Taxes............................         57,415,000          54,600,000         53,665,000          48,089,000
                                                        ---------------     ---------------    ---------------     ---------------
                                                            310,613,855         404,846,568        300,975,742         398,817,837
                                                        ---------------     ---------------    ---------------     ---------------
Exchangeable Redeemable Senior Preferred Stock
   (Note C).........................................                  -          58,462,223                  -          65,461,248
                                                        ---------------     ---------------    ---------------     ---------------
Seller Junior Discount Preferred Stock (Note C).....                  -          47,057,040                  -          48,938,947
                                                        ---------------     ---------------    ---------------     ---------------
Stockholder's Equity (Deficit)
   Common Stock, No Par, Authorized 200 Shares,
     Issued 179.09 Shares...........................          1,046,500                   -          1,046,500                   -
   Common Stock, Class A $0.01 Par Value
     25,000,000 Authorized None Issued or
     Outstanding....................................                  -                   -                  -                   -
   Common Stock, Class B $0.01 Par Value
     25,000,000 Authorized, 7,030,000 Issued and
     Outstanding....................................                  -              70,300                  -              70,300
   Additional Paid-In Capital.......................        149,592,627         (35,346,586)       149,309,922         (37,453,793)
   Accumulated Deficit..............................         (4,685,418)        (16,284,459)       (11,651,380)        (34,194,423)
                                                        ---------------     ---------------    ---------------     ---------------
                                                            145,953,709        (51,560,745)        138,705,042        (71,577,916)
                                                        ---------------     ---------------    ---------------     ---------------
   Less 30.24 Shares Held in Treasury...............         (1,481,149)                   -        (1,481,149)                   -
                                                        ---------------     ---------------    ---------------     ---------------
                                                            144,472,560        (51,560,745)        137,223,893        (71,577,916)
                                                        ---------------     ---------------    ---------------     ---------------
                                                        $   491,297,569     $   495,016,240    $   471,442,314     $   474,882,795
                                                        ===============     ===============    ===============     ===============

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Three Months Ended June 30,
                                                --------------------------------------------------------------------------
                                                               1996                                   1997
                                                -----------------------------------    -----------------------------------
                                                    Benedek             Benedek            Benedek             Benedek
                                                 Broadcasting       Communications      Broadcasting       Communications
                                                  Corporation         Corporation        Corporation         Corporation
                                                --------------     ---------------    ---------------     ---------------
Net revenues..................................  $   18,432,157      $   18,432,157    $    33,115,170     $    33,115,170
                                                --------------      --------------    ---------------     ---------------

Operating expenses:
   Selling, technical and program expenses           8,003,457           8,003,457         14,940,419          14,940,419
   General and administrative.................       2,683,156           2,683,156          4,705,774           4,705,774
   Depreciation and amortization..............       2,708,863           2,708,863          7,796,682           7,796,682
   Corporate..................................         591,542             591,542          1,125,430           1,125,430
                                                --------------      --------------    ---------------     ---------------
                                                    13,987,018          13,987,018         28,568,305          28,568,305
                                                --------------      --------------    ---------------     ---------------

        OPERATING INCOME......................       4,445,139           4,445,139          4,546,865           4,546,865
                                                --------------      --------------    ---------------     ---------------

Financial income (expense):
   Interest expense:
     Cash interest............................      (4,853,727)         (4,853,727)        (7,097,481)         (7,097,481)
     Other interest...........................        (216,071)           (998,052)          (360,570)         (3,966,878)
                                                --------------      --------------    ---------------     ---------------
                                                    (5,069,798)         (5,851,779)        (7,458,051)        (11,064,359)

   Interest income............................         106,579             106,586             30,435              30,435
                                                --------------      --------------    ---------------     ---------------
                                                    (4,963,219)         (5,745,193)        (7,427,616)        (11,033,924)
                                                --------------      --------------    ---------------     ---------------

        (LOSS) BEFORE INCOME TAX BENEFIT......        (518,080)         (1,300,054)        (2,880,751)         (6,487,059)

Income tax benefit............................               -                   -            640,875           2,083,874
                                                --------------      --------------    ---------------     ---------------

        NET (LOSS)............................  $     (518,080)         (1,300,054)    $   (2,239,876)         (4,403,185)
                                                ==============                         ==============

Preferred stock dividends and accretion.......                            (891,694)                            (4,504,916)
                                                                    --------------                        ---------------

Net income (loss) applicable to common stock..                      $   (2,191,748)                       $    (8,908,101)
                                                                    ==============                         ==============

   Earnings (loss) per common share...........                              ($0.31)                                ($1.27)
                                                                    ==============                         ==============

   Weighted-average common shares outstanding..                          7,030,000                              7,030,000
                                                                    ==============                         ==============

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Six Months Ended June 30,
                                                 --------------------------------------------------------------------------
                                                                1996                                   1997
                                                 -----------------------------------    -----------------------------------
                                                     Benedek             Benedek            Benedek             Benedek
                                                  Broadcasting       Communications      Broadcasting       Communications
                                                   Corporation         Corporation        Corporation         Corporation
                                                 ---------------     ---------------    ---------------     ---------------
Net revenues.................................... $    30,115,028     $    30,115,028    $    61,193,643     $    61,193,643
                                                 ---------------     ---------------    ---------------     ---------------

Operating expenses:
   Selling, technical and program expenses......      13,541,029          13,541,029         29,630,697          29,630,697
   General and administrative...................       4,693,851           4,693,851          9,421,553           9,421,553
   Depreciation and amortization................       4,069,293           4,069,293         15,543,345          15,543,345
   Corporate....................................       1,087,434           1,087,434          1,821,748           1,821,748
                                                 ---------------     ---------------    ---------------     ---------------
                                                      23,391,607          23,391,607         56,417,343          56,417,343
                                                 ---------------     ---------------    ---------------     ---------------

        OPERATING INCOME........................       6,723,421           6,723,421          4,776,300           4,776,300
                                                 ---------------     ---------------    ---------------     ---------------

Financial income (expense):
   Interest expense:

     Cash interest.............................       (8,879,980)         (8,879,980)       (14,173,488)        (14,173,488)
     Other interest............................         (316,528)         (1,098,513)          (737,340)         (7,574,381)
                                                 ---------------     ---------------    ---------------     ---------------
                                                      (9,196,508)         (9,978,493)       (14,910,828)        (21,747,869)

   Interest income.............................          212,434             212,433             70,034              70,034
                                                 ---------------     ---------------    ---------------     ---------------
                                                      (8,984,074)         (9,766,060)       (14,840,794)        (21,677,835)
                                                 ---------------     ---------------    ---------------     ---------------

        (LOSS) BEFORE INCOME TAX BENEFIT.......       (2,260,653)         (3,042,639)       (10,064,494)        (16,901,535)

Income tax benefit.............................                -                   -          3,098,532           5,859,531
                                                 ---------------     ---------------    ---------------     ---------------

        NET (LOSS).............................  $    (2,260,653)         (3,042,639)    $   (6,965,962)        (11,042,004)
                                                 ===============                         ==============

Preferred stock dividends and accretion........                             (891,694)                            (8,880,932)
                                                                     ---------------                        ---------------

Net income (loss) applicable to common stock...                      $    (3,934,333)                       $   (19,922,936)
                                                                     ===============                        ===============

   Earnings (loss) per common share............                               ($0.56)                                ($2.83)
                                                                     ===============                        ===============

   Weighted-average common shares outstanding..                            7,030,000                              7,030,000
                                                                     ===============                        ===============

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

                        BENEDEK BROADCASTING CORPORATION
                        --------------------------------

                                                           Additional
                                           Common            Paid-In         Accumulated        Treasury
                                            Stock            Capital           Deficit            Stock             Total
                                         -----------     --------------    ---------------    ------------     --------------

Balance at December 31, 1996............ $ 1,046,500     $  149,592,627    $    (4,685,418)   $ (1,481,149)    $  144,472,560
   Financial costs related to debt and
   preferred stock of Benedek
   Communications Corporation...........           -           (282,705)                 -               -           (282,705)
   Net (loss)...........................           -                  -         (6,965,962)              -         (6,965,962)
                                         -----------     --------------    ---------------    ------------     --------------
Balance at June 30, 1997................ $ 1,046,500     $  149,309,922    $   (11,651,380)   $ (1,481,149)    $  137,223,893
                                         ===========     ==============    ===============    ============     ==============


                       BENEDEK COMMUNICATIONS CORPORATION
                       ----------------------------------

                                                             Additional
                                              Common           Paid-In         Accumulated
                                              Stock            Capital           Deficit             Total
                                           -----------     --------------    ---------------   ---------------
Balance at December 31, 1996.............. $    70,300     $  (35,346,586)   $  (16,284,459)   $  (51,560,745)
    Accretion to exchangeable redeemable
     senior preferred stock...............           -         (2,012,972)                -        (2,012,972)
   Financial costs related to the sale of
     exchangeable redeemable senior
     preferred stock......................           -            (94,235)                -           (94,235)
   Dividends payable on preferred stock              -                  -        (6,867,960)       (6,867,960)
   Net (loss).............................           -                  -       (11,042,004)      (11,042,004)
                                           -----------     --------------    --------------    --------------
Balance at June 30, 1997.................. $    70,300     $  (37,453,793)    $  (34,194,423)   $ (71,577,916)
                                           ===========     ==============    ===============   ==============

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended June 30,
                                                      --------------------------------------------------------------------------
                                                                     1996                                   1997
                                                      -----------------------------------    -----------------------------------
                                                         Benedek             Benedek            Benedek             Benedek
                                                       Broadcasting       Communications      Broadcasting       Communications
                                                        Corporation         Corporation        Corporation         Corporation
                                                      ---------------     ---------------    ---------------     ---------------
Cash Flows From Operating Activities
   Net (loss)........................................ $   (2,260,653)     $   (3,042,639)    $   (6,965,962)     $  (11,042,004)
   Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
     Amortization of program broadcast rights........      1,302,515           1,302,515          3,041,768           3,041,768
     Depreciation and amortization...................      2,701,736           2,701,736         10,631,921          10,631,921
     Amortization of intangibles and deferred loan
     costs...........................................      1,691,514           1,719,984          5,666,171           6,132,826
     Amortization of note discount...................              -             753,517                  -           6,370,387
     Loss on sale of property and equipment                   (7,428)             (7,428)             8,114               8,114
     Deferred income taxes...........................              -                   -         (3,417,000)         (6,178,000)
   Changes in operating assets and liabilities, net
   of effects of acquisitions:
     Receivables.....................................      2,631,367           2,631,367           (113,679)           (113,679)
     Due to sellers..................................        863,371             863,371             97,337              97,337
     Prepaid expenses and other......................       (233,827)           (232,727)          (657,898)           (657,898)
     Payments on program broadcast rights payable....     (1,185,741)         (1,185,741)        (2,820,793)         (2,820,793)
     Accounts payable and accrued expenses...........      2,316,000           2,316,000         (1,756,909)         (1,756,909)
     Deferred revenue................................       (261,810)           (261,810)          (370,762)           (370,762)
                                                      --------------     ---------------    ---------------     ---------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES......      7,557,044           7,558,145          3,342,308           3,342,308
                                                      --------------     ---------------    ---------------     ---------------

Cash Flows From Investing Activities
   Purchase of property and equipment................     (1,250,886)         (1,250,886)        (1,535,413)         (1,535,413)
   Proceeds from sale of equipment...................         10,300              10,300             10,011              10,011
   Reimbursement for equipment purchases.............         79,198              79,198                  -                   -
   Purchase of securities............................       (651,535)           (651,535)                 -                   -
   Payment for acquisition of stations, net of cash..   (321,542,152)       (321,542,152)                 -                   -
   Payment of acquisition costs......................       (316,528)           (316,528)                 -                   -
   Other ............................................         (1,724)             (1,729)            (3,156)             (3,156)
                                                      --------------     ---------------    ---------------     ---------------
      NET CASH (USED IN) INVESTING ACTIVITIES........   (323,673,327)       (323,673,332)        (1,528,558)         (1,528,558)
                                                      --------------     ---------------    ---------------     ---------------

Cash Flows From Financing Activities
   Principal payments on notes and capital leases
     payable.........................................        (53,226)            (53,226)       (15,943,886)        (15,943,886)
   Proceeds from issuance of redeemable preferred
     stock...........................................              -         105,000,000                  -                   -
   Proceeds from long-term debt......................    128,000,000         218,178,200                  -                   -
   Contribution of paid-in capital by parent             188,706,477                   -                  -                   -
   Proceeds from Revolving Credit Facility                         -                   -          9,982,671           9,982,671
   Payment of debt and preferred stock acquisition
     costs...........................................     (4,514,923)        (10,986,642)          (620,355)           (620,355)
                                                      --------------     ---------------    ---------------     ---------------
      NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES.....................................    312,138,328         312,138,332         (6,581,570)         (6,581,570)
                                                      --------------     ---------------    ---------------     ---------------

      (DECREASE) IN CASH AND CASH EQUIVALENTS........     (3,977,955)         (3,976,855)        (4,767,820)         (4,767,820)

Cash and cash equivalents:
   Beginning.........................................      9,668,331           9,668,331          8,090,583           8,091,683
                                                      --------------     ---------------    ---------------     ---------------
   Ending............................................ $    5,690,376     $     5,691,476    $     3,322,763     $     3,323,863
                                                      ==============     ===============    ===============     ===============

                                   (Continued)

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended June 30,
                                                      --------------------------------------------------------------------------
                                                                     1996                                   1997
                                                      -----------------------------------    -----------------------------------
                                                         Benedek             Benedek            Benedek             Benedek
                                                       Broadcasting       Communications      Broadcasting       Communications
                                                        Corporation         Corporation        Corporation         Corporation
                                                      ---------------     ---------------    ---------------     ---------------
Supplemental Disclosure of Cash Flow Information
     Cash payments for interest...................... $    8,049,422     $     8,049,422    $    14,031,721     $    14,031,721
     Cash payments for income taxes..................              -                   -            418,823             418,823
                                                      ==============     ===============    ===============     ===============

Supplemental Schedule of Noncash Investing and
   Financing Activities
     Acquisition of program broadcast right.......... $      368,751     $       368,751    $       347,860     $       347,860
     Notes and capital leases payable incurred for
     purchase of equipment...........................         44,100              44,100          1,626,770           1,626,770
     Equipment acquired by barter transactions.......         38,719              38,719             80,638              80,638
     Dividends accrued on redeemable preferred stock.              -             891,694                  -           6,867,964
     Accretion to exchangeable redeemable senior
     preferred stock.................................              -                   -                  -           2,012,973
                                                      ==============     ===============    ===============     ===============

Acquisition of Stations:
     Cash purchase price............................. $  321,542,152     $   321,542,152
                                                      ==============     ===============
     Net working capital acquired, net of cash
        $535,810..................................... $   10,061,537     $    10,061,537
     Property and equipment acquired at fair market
        value........................................     72,533,059          72,533,059
     Intangible assets acquired......................    301,026,581         301,026,581
     Deferred income taxes assumed...................    (58,872,778)        (58,872,778)
     Other, net......................................         19,112              19,112
                                                      ==============     ===============
                                                         324,767,511         324,767,511
     Less: Application of deposit....................     (3,225,359)         (3,225,359)
                                                      ==============     ===============
                                                      $  321,542,152     $   321,542,152
                                                      ==============     ===============

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) - NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF BUSINESS:
    Benedek Communications Corporation ("Benedek Communications") is a holding company that derives its operating income and cash flow from its wholly owned subsidiary, Benedek Broadcasting Corporation ("Benedek Broadcasting") which owns and operates 22 television stations (the "Stations") located throughout the United States. The Stations operate under network affiliation contracts, which provide programs to the affiliated Stations and the stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis.

BASIS OF PRESENTATION:
    The interim unaudited consolidated financial statements of Benedek Communications include the accounts of Benedek Communications, Benedek Broadcasting and Benedek License Corporation ("BLC"), a wholly owned subsidiary of Benedek Broadcasting. The interim unaudited consolidated financial statements of Benedek Broadcasting include the accounts of Benedek Broadcasting and BLC. All significant intercompany items and transactions have been eliminated in the interim unaudited consolidated financial statements. Benedek Broadcasting and Benedek Communications had identical stock ownership, so the capitalization of Benedek Communications by its sole stockholder with Benedek Broadcasting stock was accounted for in a manner similar to a pooling-of-interests. The consolidated financial statements of Benedek Communications include the consolidated financial statements of Benedek Broadcasting for the period prior to June 6, 1996 recast to reflect the difference in par value of Benedek Communications' stock.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position as of June 30, 1997 and the results of operations for the three months and the six months ended June 30, 1997 have been included. Operating results for the three months and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Reports on Form 10-K of each of Benedek Broadcasting and Benedek Communications for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform with the current year's presentation, with no effect on net income or stockholder's equity.

(NOTE B) - ACQUISITIONS, RELATED PARTY AND BUSINESS COMBINATIONS

    On April 10, 1996, the sole stockholder of Benedek Broadcasting formed Benedek Communications as a holding company. At the closing of the acquisitions described below, the stockholder contributed all of

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the outstanding shares of common stock of Benedek Broadcasting to Benedek Communications in exchange for the issuance to him of all of the outstanding shares of common stock of Benedek Communications.

    On June 6, 1996, Benedek Broadcasting completed two acquisitions. These acquisitions included (i) the assets of the television broadcasting division of Stauffer Communications, Inc. consisting of five television stations (the "Stauffer Stations") for a total purchase price of $54,500,000 and (ii) all the issued and outstanding capital stock of Brissette Broadcasting Corporation which owned and operated eight television stations for a purchase price of $270,000,000.

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

    The pro forma results of operations for the three months and six months ended June 30, 1996, assuming the acquisitions of the Stauffer Stations and Brissette Broadcasting Corporation had taken place on January 1, 1996 as compared to the actual results for the three months and six months ended June 30, 1997 are as follows:

                                                                      Three Months Ended June 30,
                                              --------------------------------------------------------------------------
                                                             1996                                   1997
                                              -----------------------------------    -----------------------------------
                                                  Benedek             Benedek            Benedek             Benedek
                                               Broadcasting       Communications      Broadcasting       Communications
                                                Corporation         Corporation        Corporation         Corporation
                                              ---------------     ---------------    ---------------     ---------------
                                                         (Pro forma)                             (Actual)
Net revenue.................................  $   32,274,927     $    32,274,927    $    33,115,170     $    33,115,170
Operating expenses..........................     (26,489,376)        (26,489,376)       (28,568,305)        (28,568,305)
Financial expenses..........................      (7,102,665)        (12,080,762)        (7,427,616)        (11,033,924)
                                              --------------     ---------------    ---------------     ---------------
   (Loss) before income tax benefit.........      (1,317,114)         (6,295,211)        (2,880,751)         (6,487,059)
Income tax (expense) benefit................        (136,114)          1,855,078            640,875           2,083,876
                                              --------------     ---------------    ---------------     ---------------
   Net (loss) ..............................  $   (1,453,228)         (4,440,133)   $    (2,239,876)         (4,403,183)
                                              ==============                        ===============
Preferred stock dividends and accretion.....                          (4,210,796)                            (4,504,916)
                                                                 ===============                        ===============
   Net (loss) applicable to common stock....                     $    (8,650,929)                        $   (8,908,099)
                                                                 ===============                        ===============

   (Loss) per common share..................                              ($1.23)                                ($1.27)
                                                                 ===============                        ===============

Weighted-average common shares outstanding..                           7,030,000                              7,030,000
                                                                 ===============                        ===============

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                      Six Months Ended June 30,
                                              --------------------------------------------------------------------------
                                                             1996                                   1997
                                              -----------------------------------    -----------------------------------
                                                  Benedek             Benedek            Benedek             Benedek
                                               Broadcasting       Communications      Broadcasting       Communications
                                                Corporation         Corporation        Corporation         Corporation
                                              ---------------     ---------------    ---------------     ---------------
                                                         (Pro forma)                             (Actual)
Net revenue.................................  $   59,894,019     $    59,894,019    $    61,193,643     $    61,193,643
Operating expenses..........................     (52,828,521)        (52,828,521)       (56,417,343)        (56,417,343)
Financial expenses..........................     (14,291,969)        (22,366,594)       (14,840,794)        (21,677,835)
                                              --------------     ---------------    ---------------     ---------------
   (Loss) before income tax benefit.........      (7,226,471)        (15,301,096)       (10,064,494)        (16,901,535)
Income tax benefit..........................       1,797,582           5,027,432          3,098,532           5,859,531
                                              --------------     ---------------    ---------------     ---------------
   Net (loss) ..............................  $   (5,428,889)        (10,273,664)   $    (6,965,962)        (11,042,004)
                                              ==============                        ===============
Preferred stock dividends and accretion.....                          (8,352,844)                            (8,880,932)
                                                                 ---------------                        ---------------
Net (loss) applicable to common stock.......                     $   (18,626,508)                       $   (19,922,936)
                                                                 ===============                        ===============
   (Loss) per common share..................                              ($2.65)                                ($2.83)
                                                                 ===============                        ===============

Weighted-average common shares outstanding..                           7,030,000                              7,030,000
                                                                 ===============                        ===============


(NOTE C) - REDEEMABLE EQUITY SECURITIES AND DISCOUNT NOTES

   Concurrent with the acquisitions described in (Note B), Benedek Communications entered into the following financing transactions, the net proceeds of which were contributed by Benedek Communications to Benedek Broadcasting to finance the acquisitions.

   (1) Benedek Communications sold 60,000 Units in a private placement, which generated gross proceeds of $60,000,000. Each Unit consisted of (i) ten shares of Exchangeable Redeemable Senior Preferred Stock, (ii) ten Initial Warrants, and (iii) 14.8 Contingent Warrants.

      (i) Senior Preferred Stock - Benedek Communications issued 600,000 shares of 15% Exchangeable Redeemable Senior Preferred Stock due 2007 (the "Senior Preferred Stock"), with an initial liquidation preference equal to the gross proceeds received of $60,000,000. Of these proceeds, $9,000,000 was allocated to the initial warrants described in (ii) below. The Senior Preferred Stock is being accreted to its initial liquidation preference of $60,000,000 using the effective interest method commencing on June 5, 1996 and ending on July 1, 2000. Dividends are payable to holders of the outstanding shares at the rate of 15% per annum of the then effective liquidation preference per share, payable quarterly beginning July 1, 1996 and accruing from June 5, 1996. Benedek Communications has the option to pay dividends on any dividend payment date occurring on or before July 1, 2001 either in cash or by adding such dividends to the then effective liquidation preference. Benedek Communications also has the option to immediately redeem these shares, in whole or in part, at predetermined redemption prices. If redeemed prior to July 1, 2000, the redemption price is 115% of the then effective liquidation

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

           preference. Since it is management's intention to redeem the Senior Preferred Stock prior to such date, the amount of the redemption premium payable at such time is being accreted as a constructive distribution over the period commencing on June 5, 1996 and ending July 1, 2000. Benedek Communications is required to redeem the outstanding shares on July 1, 2007 at a redemption price equal to 100% of the then effective liquidation preference plus any accrued and unpaid dividends to the date of redemption. The Senior Preferred Stock is exchangeable into debentures at Benedek Communications' option, subject to certain conditions, in whole on any scheduled dividend payment due. The Senior Preferred Stock has been registered with the Securities and Exchange Commission pursuant to a registration statement declared effective in October 1996.

      (ii) Initial Warrants - Benedek Communications issued 600,000 Initial Warrants which expire on July 1, 2007. Each Initial Warrant entitles the holder thereof to purchase one share of Class A Common Stock at an exercise price of $0.01 per share. The value of the Initial Warrants at the date of issuance was $9,000,000 which was allocated to paid-in capital.

     (iii) Contingent Warrants - Benedek Communications issued 888,000 Contingent Warrants, each warrant to acquire one share of Class A Common Stock at an exercise price of $0.01 per share. The Contingent Warrants were issued to an escrow agent and are not outstanding. The Contingent Warrants are not separable from the Exchangeable Redeemable Senior Preferred Stock and will not be delivered out of escrow unless the Exchangeable Redeemable Senior Preferred Stock is not redeemed on or prior to July 1, 2000. Since it is management's intention to redeem the Exchangeable Redeemable Senior Preferred Stock prior to any release of the Contingent Warrants from escrow, no allocation of the proceeds was made to the Contingent Warrants.

  (2) Junior Preferred Stock - Benedek Communications issued 450,000 shares of Seller Junior Discount Preferred Stock due July 1, 2008 (the "Junior Preferred Stock") with an aggregate liquidation preference equal to the proceeds of $45,000,000. Dividends are payable to the holders of the Junior Preferred Stock at 7.92% per annum until the fifth anniversary of the issuance thereof and thereafter at increasing rates up to 18%. Since Benedek Communications intends to redeem the Junior Preferred Stock prior to the fifth anniversary, dividends are being accrued at the initial rate. The dividends on the Junior Preferred Stock are cumulative from the date of issuance. Until the fifth anniversary of the issuance thereof, dividend payments on the Junior Preferred Stock may not be made in cash and instead will be added automatically to the liquidation preference and as a result will be deemed paid in full and will not accumulate. The Junior Preferred Stock is subject to mandatory redemption in whole on July 1, 2008 and Benedek Communications has the option to redeem these shares in whole or in part at a price equal to the sum of the liquidation value per share plus an amount equal to all accumulated and unpaid dividends per share to the date of redemption.

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

  (3) Discount Notes - Benedek Communications issued Senior Subordinated Discount Notes due 2006 (the "Discount Notes") in the principal amount of $170,000,000. The Discount Notes were issued at a discount of $79,821,800 which generated gross proceeds of $90,178,200. The Discount Notes mature on May 15, 2006 and yield 13.25% per annum with no cash interest accruing prior to May 15, 2001. Thereafter, cash interest will accrue until maturity payable semiannually, commencing November 15, 2001. On or after May 15, 2000, the Discount Notes are redeemable at the option of Benedek Communications, in whole or in part, at predetermined redemption prices and under specified conditions. The Discount Notes are subordinated to all senior debt of Benedek Communications. The Discount Notes contain various restrictive covenants, all of which Benedek Communications was in compliance with at June 30, 1997. The Discount Notes have been registered with the Securities and Exchange Commission pursuant to a registration statement declared effective in October 1996.

   The following table summarizes these activities as follows:

                                Exchangeable
                                 Redeemable         Seller            13 1/4%
                                   Senior       Junior Discount       Senior
                                  Preferred        Preferred       Subordinated
                                    Stock            Stock        Discount Notes
                              --------------    --------------    --------------
Issuance of preferred stock.. $   51,000,000    $   45,000,000    $            -
Issuance of Discount Notes...              -                 -        90,178,200
Accrued dividends............     10,243,181         3,938,947                 -
Accretion of discount........      4,218,067                 -                 -
Amortization of note discount              -                 -        13,239,898
                              --------------    --------------    --------------
Balance at June 30, 1997..... $   65,461,248    $   48,938,947    $  103,418,098
                              ==============    ==============    ==============

   Since Benedek Communications derives all of its operating income and cash flow from Benedek Broadcasting, Benedek Communications' ability to pay its obligations including (i) interest on and principal of the Discount Notes, (ii) redemption of and cash dividends on the Senior Preferred Stock, and (iii) redemption of and cash dividends on the Junior Preferred Stock, will be dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to Benedek Communications or to make funds available to Benedek Communications for debt service or any other obligation.

(NOTE D) - NOTES PAYABLE AND AMENDMENT TO THE CREDIT AGREEMENT

   (1) Term Loans and Revolver. As part of the financing transactions described in (Note C), on June 6, 1996, Benedek Broadcasting entered into a Credit Agreement which, as amended, includes two Term Loan Facilities consisting of (i) a Series A Facility of $70,000,000 with interest payable at the bank's base rate plus 2.75% or the Eurodollar rate plus 3.75% per annum (currently 10.13%) and
(ii) a Series B Facility of $58,000,000 with interest payable at the bank's base rate plus 3.25% or the Eurodollar rate plus 4.25% per annum (currently 10.63%). The current rates reflect the February 1997 amendment, as discussed below. The

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Term Loan Facilities provide for quarterly principal payments until final maturity (except during the twelve months ended June 30, 1997, during which principal payments were made on a semiannual basis). The Series A Facility and the Series B Facility mature on May 1, 2001 and November 1, 2002, respectively. Benedek Broadcasting is required to make scheduled aggregate amortization payments on the Series A and Series B Facilities, as follows: during the balance of 1997, $5.5 million; during 1998, $12.75 million; during 1999, $15.25 million; during 2002, $21.75 million; during 2001, $18.18 million; and during 2002, $42.9 million.

   The Credit Agreement also includes a Revolving Credit Facility of $10,000,000, which bears interest at the bank's base rate plus 2.75% or the Eurodollar rate plus 3.75% per annum (currently 9.56%). There were $2,982,670 of outstanding borrowings on the Revolving Credit Facility as of June 30, 1997. The unused portion of the Revolving Credit Facility bears interest at 0.5% per annum.

   The various interest rates described above are subject to reductions at such times as certain leverage ratio performance tests are met.

   The Credit Agreement also requires that Benedek Broadcasting prepay the Term Loan Facilities by an amount equal to 50% of excess cash flow, as defined in the Credit Agreement, no later than 100 days after the end of the year. Benedek Broadcasting made a principal payment of $5,683,000 on April 1, 1997, as a result of this clause.

   The Term Loan Facilities and the Revolving Credit Facility are guaranteed by Benedek Communications and secured by certain of Benedek Broadcasting's present and future property and assets. The Term Loan Facilities are also guaranteed by BLC and are collateralized by all of the stock of BLC. The Senior Secured Notes described below are also secured by certain of the collateral securing the Term Loan Facilities.

   The Term Loan Facilities contain various restrictive covenants and require compliance with certain financial ratios and covenants. On February 28, 1997, Benedek Broadcasting amended the Credit Agreement as it relates to certain restrictive covenants and financial ratios through June 30, 1998. As part of such amendment, Benedek Broadcasting agreed to increase the interest rate on the Term Loan Facilities and Revolving Credit Facility by an additional 50 basis points. Benedek Broadcasting also agreed to reduce the available Revolving Credit Facility from $15,000,000 to $10,000,000. Benedek Broadcasting was in compliance with the covenants as of June 30, 1997.

   (2) Senior Secured Notes. During 1995, Benedek Broadcasting issued $135,000,000 of 11 7/8% Senior Secured Notes due 2005 (the "Senior Secured Notes"). The Senior Secured Notes bear interest at the rate of 11 7/8% payable semiannually on March 1 and September 1 of each year and mature in March 2005. The Senior Secured Notes may be redeemed by Benedek Broadcasting in whole or in part after March 1, 2000 subject to certain prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and the sales of assets, among others. Benedek Broadcasting was in compliance with these covenants at June 30, 1997.

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   The Senior Secured Notes are collateralized by all of the stock of BLC and certain other collateral including network affiliation agreements of the Stations and certain general intangibles, all of which is also collateral for the Term Loan Facilities described above.

   Notes payable consist of the following:

                                                       June 30, 1997
                                                       -------------
               Senior Secured Notes................    $ 135,000,000
               Term loan series A..................       61,931,180
               Term loan series B..................       54,385,820
               Revolving Credit Facility...........        2,982,671
               Discount Notes......................      103,418,098
               Other...............................        2,552,441
                                                       -------------
                                                         360,270,210
               Less current maturities.............       14,614,991
                                                       -------------
                                                       $ 345,655,219
                                                       =============

(NOTE E) - COMMITMENTS AND CONTINGENCIES

   Benedek Broadcasting has entered into a financing agreement for the purchase of digital camera equipment for news operations in the amount of $1,500,000. As of June 30, 1997, $571,000 was outstanding under the agreement with the balance expected to be disbursed over the remainder of 1997.

   Benedek Broadcasting has begun construction on a new studio and office building at KHQA-TV, Quincy, Illinois. Estimated construction costs of approximately $1,700,000 are to be funded in part by a mortgage loan of $1,225,000 entered into during June 1997. As of June 30, 1997, no amounts were disbursed under this facility.

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE F) - SUBSEQUENT EVENT

   Benedek Broadcasting purchased the television broadcasting licenses and certain equipment of two low-power television stations in Columbia and Jefferson City, Missouri for a purchase price of $200,000. Onehalf of the purchase price was paid at closing on August 7, 1997, with the remainder due in two installments in 1998 and 1999.

                           BENEDEK LICENSE CORPORATION

                                 BALANCE SHEETS

                                                                               December 31,           June 30,
                           ASSETS                                                  1996                 1997
                                                                                   ----                 ----
                                                                                                     (Unaudited)
Federal Communication Commission (FCC)
   Licenses, at cost, less accumulated amortization of $2,322,404
     and $3,917,829 for 1996 and 1997, respectively......................... $   123,538,650     $    121,943,225
Goodwill, less accumulated amortization of $432,060 and $880,920 for 1996
   and 1997, respectively...................................................      34,804,740           34,355,880
                                                                             ---------------     ----------------
                                                                             $   158,343,390     $    156,299,105
                                                                             ===============     ================

            LIABILITIES AND STOCKHOLDER'S EQUITY

Deferred tax liability...................................................... $    34,506,000     $     33,655,000
                                                                             ---------------     ----------------

Stockholder's Equity:
   Common stock, $0.01 par authorized 3,000 shares,
     issued and outstanding 99 shares.......................................               1                    1
   Additional paid-in capital...............................................     125,861,055          125,861,055
   Accumulated deficit......................................................      (2,023,666)          (3,216,951)
                                                                             ---------------     ----------------
                                                                                 123,837,390          122,644,105
                                                                             ---------------     ----------------
                                                                             $   158,343,390     $    156,299,105
                                                                             ===============     ================

                           BENEDEK LICENSE CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended June 30,             Six Months Ended June 30,
                                           -----------------------------------    -----------------------------------
                                                1996                1997               1996                1997
                                                ----                ----               ----                ----

Operating expense, amortization...........  $     (292,419)     $  $(1,017,942)    $     (401,191)     $   (2,044,285)
                                           ---------------     ---------------    ---------------     ---------------
   (Loss) before income tax benefit.......        (292,419)         (1,017,942)          (401,191)         (2,044,285)
Income tax benefit .......................               -             319,000                  -             851,000
                                           ---------------     ---------------    ---------------     ---------------
    NET (LOSS)............................  $     (292,419)     $     (698,942)    $     (401,191)     $   (1,193,285)
                                           ===============     ===============    ===============     ===============

                           BENEDEK LICENSE CORPORATION

                        STATEMENT OF STOCKHOLDER'S EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

                                                        Additional
                                      Common              Paid-In          Accumulated
                                       Stock              Capital            Deficit             Total
                                  ---------------     ---------------    --------------     --------------
Balance at December 31, 1996      $             1     $   125,861,055    $   (2,023,666)    $  123,837,390
  Net (loss).....................               -                   -        (1,193,285)        (1,193,285)
                                  ---------------     ---------------    --------------     --------------
Balance at June 30, 1997......... $             1     $   125,861,055    $   (3,216,951)    $  122,644,105
                                  ===============     ===============    ==============     ==============

                           BENEDEK LICENSE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six Months Ended June 30,
                                                                -----------------------------
                                                                   1996               1997
                                                                   ----               ----
Cash Flows From Operating Activities
  Net (loss).................................................   $   (401,191)    $ (1,193,285)
  Adjustments to reconcile net (loss) to net cash provided by operating activities:
  Amortization ..............................................        401,191        2,044,285
  Deferred income tax........................................              -         (851,000)
                                                                ------------     ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES............   $          0     $          0

Cash:
  Beginning..................................................              -                -
                                                                ------------     ------------
  Ending.....................................................   $          0     $          0
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

BASIS OF PRESENTATION:
    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position as of June 30, 1997 and the results of operations for the three months and the six months ended June 30 have been included. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Benedek Broadcasting for the year ended December 31, 1996.

(NOTE B) - ACQUISITIONS

    On June 6, 1996, Benedek Broadcasting acquired thirteen television stations including their respective FCC licenses. These licenses and the related goodwill and deferred tax liability were transferred on that day to BLC as contributed capital based on the pro rata share of the allocated purchase price paid by Benedek Broadcasting.

(NOTE C) - STOCKHOLDER'S EQUITY

    Benedek Broadcasting has pledged 100% of the outstanding common stock of BLC as collateral for the Senior Secured Notes and the Term Loan Facilities.

    BLC has guaranteed the obligations of Benedek Broadcasting with respect to the Senior Secured Notes and the Term Loan Facilities.

(NOTE D) - SUBSEQUENT EVENT

    On August 7, 1997, Benedek Broadcasting purchased two low-power television stations including their respective FCC licenses. The licenses will be transferred to BLC as contributed capital as of the acquisition date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in national and regional economies, competition in the television business, pricing fluctuations in local and national advertising, program ratings and changes in programming costs, among other factors.

    Except as otherwise provided, the financial data set forth below is derived from the historical financial statements of the Company prepared in accordance with generally accepted accounting principles. Such historical financial data includes the results of operations of five television stations acquired from Stauffer Communications, Inc. (the "Stauffer Stations") and eight television stations acquired from Brissette Broadcasting Corporation (the "Brissette Stations," and together with the Stauffer Stations, the "Acquired Stations") from the date of the acquisition thereof on June 6, 1996. As used herein, "Same Station" data refers to the historical results of operations of all 22 television stations currently owned by the Company as if such stations were owned by the Company throughout the periods indicated with pro forma adjustments only for corporate expenses, depreciation and amortization and interest. Same Station information does not purport to represent what the Company's results of operations would have been if such transactions had been effected at the beginning of such periods and does not purport to project results of operations of the Company in any future period.

    As used herein, "Adjusted EBITDA" is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments for program broadcast rights. "Adjusted EBITDA" as defined in Benedek Broadcasting's Credit Agreement excludes from the foregoing definition certain noncash revenues used in determining operating income. As used herein,"broadcast cash flow" is defined as Adjusted EBITDA plus corporate expenses.The Company has included Adjusted EBITDA and broadcast cash flow data because such data is used by certain investors to measure a company's ability to service debt. Adjusted EBITDA is used to pay principal and interest on long-term debt and to fund capital expenditures. Adjusted EBITDA and broadcast cash flow do not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

    Unless the context otherwise requires, references to the "Company" refer to both Benedek Communications and its wholly-owned operating subsidiary, Benedek Broadcasting, and financial information with respect to the Company refers to the consolidated financial information of Benedek Communications, which includes Benedek Broadcasting and its wholly-owned subsidiary, Benedek License Corporation.

    The operating revenues of the Company are derived primarily from the sale of advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. Revenue depends on the ability of the Company to provide popular programming which attracts audiences in the demographic groups targeted by advertisers, thereby allowing the Company to sell advertising time at satisfactory rates. Revenue also depends significantly on factors such as the national and local economy and the level of local competition.

     For the six months ended June 30, 1997, the Company reported net revenues of $61.2 million compared to net revenues of $30.1 million for the six months ended June 30, 1996. The increase in 1997 net revenues was due to the acquisitions of the Acquired Stations which had net revenues of $29.9 million. Benedek Communications had a net loss of $11.0 million for the six months ended June 30, 1997 compared to a net loss of $3.0 million for the six months ended June 30, 1996. Benedek Broadcasting had a net loss of $7.0 million for the six months ended June 30, 1997 compared to a net loss of $2.3 million for the six months ended June 30, 1996. The additional net loss of Benedek Communications was due to interest expense on its debt, net of income taxes. The Company's Adjusted EBITDA for the six months ended June 30, 1997 was $20.5 million as compared to $10.9 million for the six months ended June 30, 1996. On a Same Station basis, Adjusted EBITDA for the six months ended June 30, 1997 was $12.4 million as compared to $12.3 million for the six months ended June 30, 1996.

    Local/regional advertising and national advertising constitute the largest categories of the Company's operating revenues and represent approximately 86.3% of gross revenues for the six months ended June 30, 1997 as compared to 86.5% for the six months ended June 30, 1996. Approximately 55.3% of the gross revenues of the Company in the six months ended June 30, 1997 was generated from local and regional advertising, which is sold primarily by the Stations' sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by the Company. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

    The Company's primary operating expenses are employee compensation, programming and depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. The Company purchases first run and off-network syndicated programming on an ongoing basis and has a policy of closely matching payments for and amortization of program rights in each period. Under its contract with the network, a network-affiliated station receives approximately two-thirds of its required daily programming and a cash payment per hour of network programming cleared in exchange for the commitment to air the network schedules in substantially unaltered form with the network's commercial content intact. Depreciation and amortization expense has increased as assets purchased at fair market value in connection with the acquisitions of the Acquired Stations began to depreciate. For the six months ended June 30, 1997, depreciation and amortization increased $11.4 million from $4.1 million to $15.5 million due to the acquisition of the Acquired Stations. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. The Company's operating expenses (excluding depreciation and amortization) represent approximately 66.7% of net revenues for the six months ended June 30, 1997 as compared to approximately 64.1% of net revenues for the six months ended June 30, 1996.

    The following table sets forth the computation of broadcast cash flow and Adjusted EBITDA for the periods indicated. The table includes the results of operations of the Acquired Stations only from the closing date of June 6, 1996.

                                                     Three Months Ended June 30,             Six Months Ended June 30,
                                                 -----------------------------------    -----------------------------------
                                                      1996                1997               1996                1997
                                                      ----                ----               ----                ----
                                                                           (Dollars in Thousands)
Operating income................................ $         4,445     $         4,547    $         6,723     $         4,776
  Add:
    Amortization of program broadcast rights                 706               1,483              1,303               3,042
    Depreciation and amortization...............           2,709               7,796              4,069              15,543
    Corporate expenses..........................             591               1,126              1,087               1,822
  Less:
    Payment for program broadcast liabilities...            (664)             (1,399)            (1,186)             (2,821)
                                                 ---------------     ---------------    ---------------     ---------------
    Broadcast cash flow.........................           7,787              13,553             11,996              22,362
     Corporate..................................             591               1,126              1,087               1,822
                                                 ---------------     ---------------    ---------------     ---------------
    Adjusted EBITDA............................. $         7,196     $        12,427    $        10,909     $        20,540
                                                 ===============     ===============    ===============     ===============

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 1996

   The following table provides both historical and Same Station information for the three month periods ended June 30, 1996 and 1997. The Same Station information gives effect to the acquisition of the Acquired Stations as if such transactions were consummated on January 1, 1996.

                                                 Historical                              Same Station
                                         Three Months Ended June 30,              Three Months Ended June 30,
                                   --------------------------------------    -------------------------------------
                                                                      %                                        %
                                     1996           1997           Change       1996          1997          Change
                                     ----           ----           ------       ----          ----          ------
                                                                 (Dollars in Thousands)

Net revenues.....................  $  18,432     $   33,115          79.6%   $   32,275    $   33,115          2.6%
                                   ---------     ----------    ----------    ----------    ----------     --------
Operating expenses:
  Selling, technical and
    program expenses.............      8,003         14,940          86.6        14,153        14,940          5.6
  General and administrative.....      2,683          4,706          75.4         4,847         4,706        (2.9)
  Depreciation and amortization..      2,709          7,797         187.8         6,561         7,797         18.8
  Corporate......................        592          1,125          90.0           928         1,125         21.2
                                   ---------     ----------    ----------    ----------    ----------     --------
                                      13,987         28,568         104.2        26,489        28,568          7.8
                                   ---------     ----------    ----------    ----------    ----------     --------
      OPERATING INCOME...........  $   4,445     $    4,547           2.2%   $    5,786    $    4,547        (21.4)%
                                   =========     ==========    ==========    ==========    ==========     ========

Broadcast cash flow..............  $   7,787     $   13,553          74.0%   $   13,248    $   13,553          2.3%
Broadcast cash flow margin.......       42.2%          40.9%                       41.0%         40.9%
Adjusted EBITDA..................  $   7,196     $   12,427          72.6%   $   12,320    $   12,427          0.9%
Adjusted EBITDA margin...........       39.0%          37.5%                       38.2%         37.5%

   Net revenues for the three months ended June 30, 1997 increased $14.7 million or 79.6% to $33.1 million from $18.4 million for the three months ended June 30, 1996 primarily as a result of the June 6, 1996 addition of the Acquired Stations which increased net revenue by $13.4 million. On a Same Station basis, net revenues for the three months ended June 30, 1997 increased $0.8 million or 2.6% to $33.1 million from $32.3 million for the three months ended June 30, 1996, despite a $0.6 million decline in political advertising revenue. Gross revenues on a Same Station basis excluding political advertising revenue increased $1.5 million or 4.2% from the three months ended June 30, 1996.

   Operating expenses for the three months ended June 30, 1997 increased $14.6 million or 104.2% to $28.6 million from $14.0 million for the three months ended June 30, 1996. The increase in operating expenses was attributable to the addition of the Acquired Stations. On a Same Station basis, operating expenses for the three months ended June 30, 1997 increased $2.1 million or 7.8% to $28.6 million from $26.5 million for the three months ended June 30, 1996 caused primarily by increased depreciation and amortization expense and a 4.7% increase in payroll-related costs.

   Operating income for the three months ended June 30, 1997 increased $0.1 million or 2.2% to $4.5 million from $4.4 million for the three months ended June 30, 1996.

   Financial (expenses), net for Benedek Broadcasting for the three months ended June 30, 1997 increased $2.5 million or 49.6% to $7.4 million from $4.9 million in the three months ended June 30, 1996. For the three months ended June 30, 1997, Benedek Communications' financial expenses (net) increased $5.3 million or 92.0% to $11.0 million from $5.7 million for the three months ended June 30, 1996. The increases are due to the Company's higher debt level following the completion of the financing of the purchase price for the Acquired Stations. Benedek Communications has higher financial expenses than Benedek Broadcasting due to the debt structure.

   Income tax benefit for Benedek Broadcasting for the three months ended June 30, 1997 was $0.6 million compared to none for the three months ended June 30, 1996. For the three months ended June 30, 1997, Benedek Communications had a $2.1 million income tax benefit compared to none for the six months ended June 30, 1996. Benedek Communications has a greater income tax benefit than Benedek Broadcasting due to the net income tax effect on its higher financial expenses. The tax effect of the excess of book depreciation over tax depreciation and a current period net operating loss for tax purposes were the primary factors resulting in the income tax benefit for the three months ended June 30, 1997. For the three months ended June 30, 1996, the Company recognized no income tax benefit due to its Subchapter S Corporation status.

   Net loss for Benedek Broadcasting for the three months ended June 30, 1997 was $2.2 million as compared to a $0.5 million net loss for the three months ended June 30, 1996. Benedek Communications had a net loss of $4.4 million for the three months ended June 30, 1997 as compared to a net loss of $1.3 million for the three months ended June 30, 1996.

   Broadcast cash flow for the three months ended June 30, 1997 increased $5.8 million or 74.0% to $13.6 million from $7.8 million for the three months ended June 30, 1996 primarily as a result of the acquisition of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 40.9% for the three months ended June 30, 1997 from 42.2% for the three months ended June 30, 1996. On a Same Station basis, broadcast cash flow for the three months ended June 30, 1997 increased $0.3 million or 2.3% to $13.6 million from $13.3 million for the three months ended June 30, 1996. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis decreased to 40.9% for the three months ended June 30, 1997 from 41.0% for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

   The following table provides both historical and Same Station information for the six month periods ended June 30, 1996 and 1997. The Same Station information gives effect to the acquisition of the Acquired Stations as if such transactions were consummated on January 1, 1996.

                                                 Historical                              Same Station
                                          Six Months Ended June 30,                Six Months Ended June 30,
                                   --------------------------------------    -------------------------------------
                                                                     %                                        %
                                     1996           1997           Change       1996          1997          Change
                                     ----           ----           ------       ----          ----          ------
                                                                 (Dollars in Thousands)
Net revenues.....................  $  30,115     $   61,194         103.2%   $   59,894    $   61,194          2.1%
                                   ---------     ----------    ----------    ----------    ----------     --------
Operating expenses:
  Selling, technical and
    program expenses.............     13,541         29,631         118.8        27,453        29,631          7.9
  General and administrative.....      4,694          9,421         100.7         9,750         9,421        (3.3)
  Depreciation and amortization..      4,069         15,543         281.9        13,805        15,543         12.6
  Corporate......................      1,087          1,822          67.6         1,821         1,822          0.0
                                   ---------     ----------    ----------    ----------    ----------     --------
                                      23,391         56,417         141.1        52,829        56,417          6.8
                                   ---------     ----------    ----------    ----------    ----------     --------
      OPERATING INCOME...........  $   6,724     $    4,777         (28.9)%  $    7,065    $    4,777         (3.2)%
                                   =========     ==========    ==========    ==========    ==========     ========

Broadcast cash flow..............  $  11,997     $   22,362          86.3%   $   22,873    $   22,362         (2.2)%
Broadcast cash flow margin.......       39.8%          36.5%                       38.1%         36.5%
Adjusted EBITDA..................  $  10,909     $   20,541          88.2%   $   21,052    $   20,540         (2.4)%
Adjusted EBITDA margin...........       36.2%          33.5%                       35.1%         33.6%

   Net revenues for the six months ended June 30, 1997 increased $31.1 million or 103.2% to $61.2 million from $30.1 million for the six months ended June 30, 1996 primarily as a result of the June 6, 1996 addition of the Acquired Stations which increased net revenue by $29.9 million. On a Same Station basis, net revenues for the six months ended June 30, 1997 increased $1.3 million or 2.1% to $61.2 million from $59.9 million for the six months ended June 30, 1996, despite a decline in political advertising revenue. Gross revenues on a Same Station basis excluding political advertising revenue increased $2.5 million or 3.8% from the six months ended June 30, 1996.

   Operating expenses for the six months ended June 30, 1997 increased $33.0 million or 141.1% to $56.4 million from $23.4 million for the six months ended June 30, 1996. The increase in operating expenses was attributable to the addition of the Acquired Stations. On a Same Station basis, operating expenses for the six months ended June 30, 1997 increased $3.6 million or 6.8% to $56.4 million from $52.8 million for the six months ended June 30, 1996. The increase in operating expenses was caused primarily by increased depreciation and amortization expense and a 5.0% increase in payroll-related costs.

   Operating income for the six months ended June 30, 1997 decreased $2.3 million or 3.2% to $4.8 million from $7.1 million for the six months ended June 30, 1996.

   Financial (expenses), net for Benedek Broadcasting for the six months ended June 30, 1997 increased $5.9 million or 65.1% to $14.8 million from $8.9 million in the six months ended June 30, 1996. For the six months ended June 30, 1997, Benedek Communications' financial expenses (net) increased $11.9 million or 121.9% to $21.7 million from $9.8 million for the six months ended June 30, 1996. The increases are due to the Company's higher debt level following the completion of the financing of the purchase price for the

Acquired Stations. Benedek Communications has higher financial expenses than Benedek Broadcasting due to the debt structure.

   Income tax benefit for Benedek Broadcasting for the six months ended June 30, 1997 was $3.1 million compared to none for the six months ended June 30, 1996. For the six months ended June 30, 1997, Benedek Communications had a $5.9 million income tax benefit compared to none for the six months ended June 30, 1996. Benedek Communications has a greater income tax benefit than Benedek Broadcasting due to the net income tax affect on the difference in financial expenses. The tax effect of the excess of book depreciation over tax depreciation and a current period net operating loss for tax purposes were the primary factors resulting in the income tax benefit for the three months ended June 30, 1997. For the six months ended June 30, 1996, the Company recognized no income tax benefit due to its Subchapter S Corporation status.

   Net loss for Benedek Broadcasting for the six months ended June 30, 1997 was $7.0 million as compared to a $2.6 million net loss for the six months ended June 30, 1996. Benedek Communications had a net loss of $11.0 million for the six months ended June 30, 1997 as compared to a net loss of $3.0 million for the six months ended June 30, 1996.

   Broadcast cash flow for the six months ended June 30, 1997 increased $10.4 million or 86.3% to $22.4 million from $12.0 million for the six months ended June 30, 1996 primarily as a result of the addition of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 36.5% for the six months ended June 30, 1997 from 39.8% for the six months ended June 30, 1996. On a Same Station basis, broadcast cash flow for the six months ended June 30, 1997 decreased $0.5 million or 2.2% to $22.4 million from $22.9 million for the six months ended June 30, 1996. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis decreased to 36.5% for the six months ended June 30, 1997 from 38.1% for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows from Operating Activities is the primary source liquidity for the Company. Cash provided by operating activities was $3.3 million for the six months ended June 30, 1997 as compared to $7.6 million for the six months ended June 30, 1996. Cash flows from operating activities included cash payments of interest expense which totaled $14.0 million for the six months ended June 30, 1997 as compared to $8.0 million for the six months ended June 30, 1996. The increase in payments of interest expense of $6.0 million was due to the Company's higher debt level following the acquisition of the Acquired Stations. Cash flows from operating activities for the six months ended June 30, 1996 included a $2.5 million signing bonus from CBS in consideration of the 1995 contract with the Company.

   Cash Flows from Investing Activities were $(1.5) million for the six months ended June 30, 1997 compared to $(323.7) million for the six months ended June 30, 1996. For the six months ended June 30, 1996, cash flows from investing activities included the purchase cost of $321.5 million associated with the acquisitions of the Acquired Stations.

   Cash Flows from Financing Activities were $(6.6) million for the six months ended June 30, 1997 compared to $312.1 million for the six months ended June 30, 1996. For the six months ended June 30, 1997, cash flows from financing activities included principal payments on notes and capital leases payable of $15.9 million funded in part by aggregate draw downs on the Revolving Credit Facility of $10.0 million.

   On June 6, 1996, the Company implemented a financing plan in order to finance the acquisitions of the Acquired Stations and to pay fees and expenses related thereto. The financing plan consisted of (i) the offer and sale by Benedek Communications of the Discount Notes which generated gross proceeds of $90.2 million, (ii) the sale by Benedek Communications of units consisting of Senior Preferred Stock and warrants which generated gross proceeds of $60.0 million,
(iii) Benedek Broadcasting borrowing $128.0 million pursuant to the Term Loan Facilities of the Credit Agreement and (iv) Benedek Communications issuing an aggregate of $45.0 million initial liquidation preference of Junior Preferred Stock to the sellers of the Brissette Stations. At June 30, 1997, Benedek Broadcasting also has available to it a maximum of $10.0 million under the revolving credit facility of the Credit Agreement (the "Revolving Credit Facility") of which $7.0 million was unused at June 30, 1997. From time to time throughout 1997, Benedek Broadcasting's cash needs has required the use of the Revolving Credit Facility for general working capital purposes and to fund capital expenditures. During the six months ended June 30, 1997, the highest outstanding balance under the Revolving Credit Facility was $8.5 million.

   Benedek Broadcasting did not meet certain financial ratios contained in the Credit Agreement at September 30, and December 31, 1996, due to lower than expected Adjusted EBITDA (as defined in the Credit Agreement). The lenders under the Credit Agreement agreed to waive such noncompliance and have amended certain financial ratio tests applicable to 1997 and the first half of 1998. The amendment provides that for so long as the ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement) exceeds certain levels, the Term Loan Facilities will bear interest at varying additional spreads from that originally provided for in the Credit Agreement. The amendment further reduced the Revolving Credit Facility from $15.0 million to $10.0 million and increased the percentage of excess cash flow to be applied as prepayments of the Term Loan Facilities from 50% to 75% until the Company's ratio of debt to Adjusted EBITDA is at 6.75 or lower. The Company was in compliance with the revised financial covenants at June 30, 1997.

RECENT DEVELOPMENTS

   In September 1996, the Company announced that it had reached an agreement in principle with The Warner Bros. Television Network to develop a local cable affiliate called the "WeB" in each of the Company's 20 markets which rank above
100. The WeB is intended to be a 24 hour, seven day a week television channel which will broadcast Warner Bros. Network prime time programming, WB children's programming and syndicated programming of Warner Bros. and others. The WeB is scheduled to begin service in by the fall of 1998 in most 100-plus markets. The Company will be responsible for all local sales efforts for the new channels in its markets. The Company does not anticipate a significant effect on operations during 1997 nor does it anticipate that significant capital expenditures will be required in connection with the development of its WeB affiliates.

   During August 1997, Benedek Broadcasting purchased the television broadcasting licenses and certain equipment of two low-power television stations affiliated with the Fox Television Network for a purchase price of $0.2 million. These stations are located in Columbia and Jefferson City, Missouri. One-half of the purchase price was paid at closing with the remainder due in two installments during 1998 and 1999. Benedek Broadcasting does not expect material expenditures for the immediate capital needs of these operations.

SEASONALITY

   Net revenues of the Company are generally highest during the fourth quarter of the year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period and, to a lesser extent, during the second quarter of each year. Net revenues for the first quarter are generally the lowest of the year.

INCOME TAXES

   Historically, Benedek Broadcasting had elected to be taxed as a Subchapter S Corporation. Therefore, for the period January 1, 1996 through June 6, 1996, income taxes were not reflected in the consolidated financial statements, but the income, deductions, losses and credits were passed to Benedek Broadcasting's sole stockholder. Concurrent with the completion of the financing for the acquisitions of the Acquired Stations, Benedek Broadcasting's election to be taxed as a Subchapter S Corporation was terminated and Benedek Broadcasting became subject to federal and state income taxes. In conjunction with the acquisition of the Brissette Stations, a deferred tax liability of $53.3 million was recognized primarily associated with the variance between future tax deductions allowed for depreciation and amortization of intangibles and the amount of such depreciation and amortization that will be reflected for book purposes.

   For the six months ended June 30, 1997, Benedek Broadcasting had a tax benefit of $3.1 million recognized consisting of a $3.2 million benefit related to the net reduction of deferred income tax liabilities and $0.1 million of taxes currently due. Benedek Communications had a tax benefit of $5.9 million for the six months ended June 30, 1997 consisting of a $6.0 million benefit related to the net reduction of deferred income tax liabilities and $0.1 million of taxes currently due.

   Under the provisions of the Internal Revenue Code, Benedek Broadcasting has approximately $11.5 million of actual net operating loss carryforwards available to offset future tax liabilities whereas Benedek Communications has approximately $12.2 million available to it. These net operating loss carryforwards expire between 2007 through 2011.

EMERGING ACCOUNTING STANDARDS

   In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FASB 128"), which establishes standards for computing and presenting earnings per share. FASB 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted. No material effect is expected on earnings per share as a result of the adoption of FASB 128.

   Also in February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("FASB 129"), which codifies certain disclosure requirements with respect to capital structure, most of which have been previously required for public entities under other accounting pronouncements. The standard is effective for financial statements for periods ending after December 15, 1997.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FASB 130"), which establishes standards for reporting and display of comprehensive income and its components. The disclosure requirements of FASB 129 and FASB 130 will be effective for the Company's financial statements beginning with the annual report for 1997. Management does not believe that the implementation of FASB 129 or FASB 130 will have a material affect on its financial statements.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      In June 1997, an action was commenced in United States District Court in the Southern District of New York against Benedek Broadcasting, along with NBC, ABC, CBS, FOX, the National Association of Broadcasters and several other broadcast companies, alleging violations of federal antitrust laws. The plaintiff, PrimeTime 24 joint venture, is a provider of network programming to satellite home viewers. The plaintiff alleges that Benedek Broadcasting and other defendants illegally misused their market power to insulate themselves from new competition. Benedek Broadcasting believes that the plaintiff's claim against it are without merit. No material effect on the financial statements is anticipated from this lawsuit.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)(3)  Exhibits.

3.1 -- Certificate of Incorporation of Benedek Broadcasting Corporation, as amended, incorporated by reference to Exhibit 3.1 to Benedek Broadcasting Corporation's Registration Statement on Form S-1, File No. 33-91412, filed on April 20, 1995 (the "S-1 Registration Statement").

3.2 -- By-Laws of Benedek Broadcasting Corporation, as amended, incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement.

3.3 -- Certificate of Incorporation of Benedek License Corporation, incorporated by reference to Exhibit 3.3 to the Benedek Broadcasting Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "Second Quarter 1996 10-Q").

3.4 -- By-Laws of Benedek License Corporation, incorporated by reference to
       Exhibit 3.4 to the Second Quarter 1996 10-Q. 3.5 -- Certificate of Incorporation of Benedek Communications Corporation, as amended, incorporated by reference to Exhibit 3.1 to Benedek Communications Corporation's Registration Statement on Form S-4, File No. 333-09529, filed on August 2, 1996 (the "S-4 Registration Statement").

3.6 -- By-Laws of Benedek Communications Corporation, incorporated by reference to Exhibit 3.2 to the S-4 Registration Statement.

3.7 -- Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 15.0% Exchangeable Redeemable Senior Preferred Stock Due 2007 of Benedek Communications Corporation and Qualifications, Limitations and Restrictions thereof, incorporated by reference to Exhibit 3.3 to the S-4 Registration Statement.

3.8 -- Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Series C Junior Discount Preferred Stock of Benedek Communications Corporation and Qualifications, Limitations and Restrictions thereof, incorporated by reference to
       Exhibit 3.4 to the S-4 Registration Statement.

4.1 -- Indenture dated as of March 1, 1995 between Benedek Broadcasting Corporation and The Bank of New York, relating to the 11-7/8% Senior Secured Notes due 2005 of Benedek Broadcasting Corporation, incorporated by reference to Exhibit 4.3 to the S-4 Registration Statement and Exhibit
       4.1 to the S-1 Registration Statement.

4.2 -- Form of 11-7/8% Senior Secured Note due 2005 of Benedek Broadcasting (included in Exhibit 4.3 hereof), incorporated by reference to Exhibit
       4.4 to the S-4 Registration Statement and Exhibit 4.2 to the S-1 Registration Statement.

4.3 -- First Supplemental Indenture dated as of June 6, 1996 among the Registrant, Benedek License Corporation and The Bank of New York, incorporated by reference to Exhibit 4.3 to the Second Quarter 1996 10-Q.

4.4 -- Indenture dated as of May 15, 1996 between Benedek Communications Corporation and United States Trust Company of New York, relating to the 13-1/4% Senior Subordinated Discount Notes due 2006, incorporated by reference to Exhibit 4.1 to the S-4 Registration Statement.

4.5 -- Form of 13-1/4% Senior Subordinated Discount Note due 2006 (included in Exhibit 4.1 hereof), incorporated by reference to Exhibit 4.2 to the S-4 Registration Statement and Exhibit 4.1 to the S-1 Registration Statement.

4.6 -- Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 15.0% Exchangeable Redeemable Senior Preferred Stock due 2007 of Benedek Communications Corporation and Qualifications, Limitations and Restrictions thereof (filed as Exhibit 3.7 hereof).

4.7 -- Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Series C Junior Discount Preferred Stock of Benedek Communications Corporation and Qualifications, Limitations and Restrictions thereof (filed as Exhibit 3.8 hereof).

4.8 -- Warrant Agreement dated as of June 5, 1996 between Benedek Communications Corporation and IBJ Schroder Bank & Trust Company with respect to Class A Common Stock of Benedek Communications Corporation, incorporated by reference to Exhibit 4.7 to the S-4 Registration Statement.

*27   -- Financial Data Schedule of Benedek Broadcasting Corporation pursuant to Article 5 of Regulation S-X.

*27.1 -- Financial Data Schedule of Benedek Communications Corporation pursuant to Article 5 of Regulation S-X.

---------------
*Filed herewith

  (b)   Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BENEDEK BROADCASTING CORPORATION
                           (REGISTRANT)

                           By:       /s/ RONALD L. LINDWALL
                              ...............................................
                                            Ronald L. Lindwall
                             Senior Vice President and Chief Financial Officer
                           (Authorized Officer and Principal Accounting Officer)

                                              DATE:     August 14, 1997

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BENEDEK COMMUNICATIONS CORPORATION
                           (REGISTRANT)

                           By:       /s/ RONALD L. LINDWALL
                              ...............................................
                                            Ronald L. Lindwall
                             Senior Vice President and Chief Financial Officer
                           (Authorized Officer and Principal Accounting Officer)

                                              DATE:     August 14, 1997

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BENEDEK LICENSE CORPORATION
                           (SUBSIDIARY GUARANTOR REGISTRANT)

                           By:       /s/ RONALD L. LINDWALL
                              ...............................................
                                            Ronald L. Lindwall
                             Senior Vice President and Chief Financial Officer
                           (Authorized Officer and Principal Accounting Officer)

                                              DATE:     August 14, 1997

                                  EXHIBIT INDEX


                                                            LOCATION OF EXHIBITS
EXHIBIT                                                         IN SEQUENTIAL
  NO.                  DESCRIPTION OF EXHIBITS                NUMBERING SYSTEM
  --                   -----------------------                ----------------

3.1     Certificate of Incorporation of Benedek Broadcasting
        Corporation, as amended, incorporated by reference to Exhibit 3.1 to Benedek Broadcasting Corporation's
        Registration Statement on Form S-1, File No.
        33-91412, filed on April 20, 1995 (the "S-1
        Registration Statement").

3.2 By-Laws of Benedek Broadcasting Corporation, as amended, incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement.

3.3     Certificate of Incorporation of Benedek License
        Corporation, incorporated by reference to Exhibit
        3.3 to the Benedek Broadcasting Corporation's
        Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1996 (the "Second Quarter 1996 10-Q").

3.4 By-Laws of Benedek License Corporation, incorporated by reference to Exhibit 3.4 to the Second Quarter
        1996 10-Q.

3.5     Certificate of Incorporation of Benedek
        Communications Corporation, as amended, incorporated by reference to Exhibit 3.1 to Benedek
        Communications Corporation's Registration Statement on Form S-4, File No. 333-09529, filed on August 2,
        1996 (the "S-4 Registration Statement").

3.6 By-Laws of Benedek Communications Corporation, incorporated by reference to Exhibit 3.2 to the S-4
        Registration Statement.

3.7     Certificate of Designation of the Powers,
        Preferences and Relative, Participating, Optional and Other Special Rights of 15.0% Exchangeable
        Redeemable Senior Preferred Stock Due 2007 of
        Benedek Communications Corporation and
        Qualifications, Limitations and Restrictions thereof, incorporated by reference to Exhibit 3.3 to the S-4 Registration Statement.

3.8     Certificate of Designation, Preferences and
        Relative, Participating, Optional and Other Special
        Rights of Series C Junior Discount Preferred Stock of Benedek Communications Corporation and
        Qualifications, Limitations and Restrictions thereof, incorporated by reference to Exhibit 3.4 to the S-4 Registration Statement.

                                                            LOCATION OF EXHIBITS
EXHIBIT                                                         IN SEQUENTIAL
  NO.                  DESCRIPTION OF EXHIBITS                NUMBERING SYSTEM
  --                   -----------------------                ----------------

4.1     Indenture dated as of March 1, 1995 between Benedek
        Broadcasting Corporation and The Bank of New York, relating to the 11-7/8% Senior Secured Notes due
        2005 of Benedek Broadcasting Corporation, incorporated by reference to Exhibit 4.3 to the S-4
        Registration Statement and Exhibit 4.1 to the S-1
        Registration Statement.

4.2     Form of 11-7/8% Senior Secured Note due 2005 of
        Benedek Broadcasting (included in Exhibit 4.3 hereof), incorporated by reference to Exhibit 4.4 to the S-4 Registration Statement and Exhibit 4.2 to the S-1 Registration Statement.

4.3     First Supplemental Indenture dated as of June 6,
        1996 among the Registrant, Benedek License
        Corporation and The Bank of New York, incorporated by reference to Exhibit 4.3 to the Second Quarter
        1996 10-Q.

4.4     Indenture dated as of May 15, 1996 between Benedek
        Communications Corporation and United States Trust
        Company of New York, relating to the 13-1/4% Senior
        Subordinated Discount Notes due 2006, incorporated by reference to Exhibit 4.1 to the S-4 Registration
        Statement.

4.5 Form of 13-1/4% Senior Subordinated Discount Note due 2006 (included in Exhibit 4.1 hereof), incorporated by reference to Exhibit 4.2 to the S-4
        Registration Statement and Exhibit 4.1 to the S-1
        Registration Statement.

4.6     Certificate of Designation of the Powers,
        Preferences and Relative, Participating, Optional and Other Special Rights of 15.0% Exchangeable
        Redeemable Senior Preferred Stock due 2007 of
        Benedek Communications Corporation and
        Qualifications, Limitations and Restrictions thereof
        (filed as Exhibit 3.7 hereof).

4.7     Certificate of Designation, Preferences and
        Relative, Participating, Optional and Other Special
        Rights of Series C Junior Discount Preferred Stock of Benedek Communications Corporation and
        Qualifications, Limitations and Restrictions thereof
        (filed as Exhibit 3.8 hereof).

4.8     Warrant Agreement dated as of June 5, 1996 between
        Benedek Communications Corporation and IBJ Schroder
        Bank & Trust Company with respect to Class A Common
        Stock of Benedek Communications Corporation, incorporated by reference to Exhibit 4.7 to the S-4
        Registration Statement.

                                                            LOCATION OF EXHIBITS
EXHIBIT                                                         IN SEQUENTIAL
  NO.                  DESCRIPTION OF EXHIBITS                NUMBERING SYSTEM
  --                   -----------------------                ----------------

*27     Financial Data Schedule of Benedek Broadcasting
        Corporation pursuant to Article 5 of Regulation S-X.

*27.1   Financial Data Schedule of Benedek Communications
        Corporation pursuant to Article 5 of Regulation S-X.

*Filed herewith