Form 10-Q
period 1997-09-30
BENEDEK BROADCASTING CORP; BENEDEK COMMUNICATIONS CORP; BENEDEK LICENSE CORP
filed 1997-11-19
CIK 923027, 1017522, 1019271

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 1997               COMMISSION FILE NUMBERS:
                                            Benedek Broadcasting Corporation        33-78792
                                            Benedek Communications Corporation     333-09529

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

                                    ----------------------

                                SUBSIDIARY GUARANTOR REGISTRANT

         Benedek License Corporation                       Delaware                      36-4081877
      (Exact Name of Subsidiary Guarantor            (State of Formation)     (I.R.S Employer Identification
as Specified in its Certificate of Incorporation)                                          (Number)

                             ----------------------

               100 Park Avenue                                  61101
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

    Indicate the number of shares outstanding of each of Benedek Broadcasting Corporation's classes of common stock as of the latest practicable date: At November 13, 1997, there were outstanding 148.85 shares of common stock, without par value.

    Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At November 13, 1997, there were outstanding 7,030,000 shares of common stock, $0.01 par value.

================================================================================

                      BENEDEK BROADCASTING CORPORATION AND
               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS

   Item
  Number                                                                                     Page
  ------                                                                                     ----

                                 PART I - FINANCIAL STATEMENTS
 Item 1.    FINANCIAL STATEMENTS
            Introductory Comments........................................................      1
            Benedek Communications Corporation and Benedek Broadcasting Corporation and
             Subsidiaries
              Consolidated Balance Sheets as of December 31, 1996 and September 30, 1997.      2
              Consolidated Statements of Operations for the Three Months Ended
                September 30, 1996 and 1997..............................................      3
              Consolidated Statements of Operations for the Nine Months Ended
                September 30, 1996 and 1997..............................................      4
              Consolidated Statement of Stockholder's Equity (Deficit) for the Nine
                Months Ended September 30, 1997..........................................      5
              Consolidated Statements of Cash Flows for the Nine Months Ended
                September 30, 1996 and 1997..............................................      6
              Notes to Consolidated Financial Statements.................................      8

            Benedek License Corporation
              Balance Sheets as of December 31, 1996 and September 30, 1997..............     14
              Statements of Operations for the Three Months and Nine Months Ended
                September 30, 1996 and 1997..............................................     15
              Statement of Stockholder's Equity for the Nine Months Ended
                September 30, 1997.......................................................     16
              Statements of Cash Flows for the Nine Months ended September 30,
                1996 and 1997............................................................     17
              Notes to Financial Statements..............................................     18

 Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..........................................     19

                                     PART II - OTHER INFORMATION

 Item 1.    Legal Proceedings............................................................     27

 Item 6.    Exhibits and reports on Form 8-K.............................................     27

SIGNATURES...............................................................................     29


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

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    December 31, 1996                     September 30, 1997
                                           -----------------------------------    -----------------------------------
                                               Benedek             Benedek            Benedek             Benedek
                                            Broadcasting       Communications      Broadcasting       Communications
                                             Corporation         Corporation        Corporation         Corporation
                                           ---------------     ---------------    ---------------     ---------------
                                                                                              (Unaudited)
                  ASSETS
Current Assets
   Cash and cash equivalents.............. $     8,090,583     $     8,091,683    $     2,632,400     $     2,633,500
   Receivables
     Trade, net...........................      23,744,311          23,744,311         21,499,888          21,499,888
     Due from Seller......................         474,011             474,011                  -                   -
     Other................................         386,163             385,063          1,240,209           1,239,109
   Current portion of program broadcast
     rights...............................       4,427,832           4,427,832          6,167,770           6,167,770
   Prepaid expenses.......................       1,453,007           1,453,007          2,001,753           2,001,753
   Deferred income taxes..................       1,333,000           1,333,000            990,000             990,000
                                           ---------------     ---------------    ---------------     ---------------
               TOTAL CURRENT ASSETS.......      39,908,907          39,908,907         34,532,020          34,532,020
                                           ---------------     ---------------    ---------------     ---------------

Property and Equipment....................      84,021,301          84,021,301         74,580,860          74,580,860
                                           ---------------     ---------------    ---------------     ---------------
Intangible Assets.........................     354,622,296         354,622,296        347,789,147         347,789,147
                                           ---------------     ---------------    ---------------     ---------------

Other Assets
   Program broadcast rights, less current
     portion..............................       2,298,365           2,298,365          2,126,552           2,126,552
   Deferred loan costs....................       9,667,095          13,385,766          9,009,874          12,343,259
   Land held for sale.....................         109,000             109,000            109,000             109,000
   Other..................................         670,605             670,605             62,115              62,115
                                           ---------------     ---------------    ---------------     ---------------
                                                12,745,065          16,463,736         11,307,541          14,640,926
                                           ---------------     ---------------    ---------------     ---------------
                                           $   491,297,569     $   495,016,240    $   468,209,568     $   471,542,953
                                           ===============     ===============    ===============     ===============
      LIABILITIES AND STOCKHOLDER'S
             EQUITY (DEFICIT)

Current Liabilities
   Current maturities of notes and
     leases payable....................... $   l14,015,273   $      14,015,273    $    19,562,708     $    19,562,708
   Current maturities of program
      broadcast rights payable............       6,119,953           6,119,953          8,108,934           8,108,934
   Accounts payable and accrued expenses..      15,368,581          15,368,581          9,292,725           9,292,725
   Deferred revenue.......................         707,347             707,347            657,067             657,067
                                           ---------------     ---------------    ---------------     ---------------
               TOTAL CURRENT LIABILITIES.. $    36,211,154          36,211,154         37,621,434          37,621,434
                                           ---------------     ---------------    ---------------     ---------------

Long-Term Obligations
   Notes and leases payable (Note D)......     247,171,289         344,219,003        239,198,752         346,013,153
   Program broadcast rights payable.......       1,592,400           1,592,400          1,615,777           1,615,777
   Deferred revenue.......................       4,435,166           4,435,165          3,945,862           3,945,862
   Deferred income taxes..................      57,415,000          54,600,000         52,002,000          44,997,000
                                           ---------------     ---------------    ---------------     ---------------
                                               310,613,855         404,846,568        296,762,391         396,571,792
                                           ---------------     ---------------    ---------------     ---------------
Exchangeable redeemable senior preferred
    stock (Note C)........................               -          58,462,223                  -          69,130,236
                                           ---------------     ---------------    ---------------     ---------------
Seller junior discount preferred
     stock (Note C).......................               -          47,057,040                  -          49,907,938
                                           ---------------     ---------------    ---------------     ---------------

Stockholder's Equity (Deficit)
   Common stock, no par, authorized
      200 shares, issued 179.09 shares...       1,046,500                    -          1,046,500                   -
   Common stock, Class A $0.01 par value
     25,000,000 authorized none issued or
     outstanding..........................               -                   -                  -                   -
   Common stock, Class B $0.01 par value
     25,000,000 authorized, 7,030,000
      issued and outstanding..............               -              70,300                  -              70,300
   Additional paid-in capital.............     149,592,627         (35,346,586)       149,204,600         (38,523,769)
   Accumulated deficit....................      (4,685,418)        (16,284,459)       (14,944,208)        (43,234,978)
                                           ---------------     ---------------    ---------------     ---------------
                                               145,953,709         (51,560,745)       135,306,892         (81,688,447)
                                           ---------------     ---------------    ---------------     ---------------
   Less 30.24 shares held in treasury.....      (1,481,149)                   -        (1,481,149)                  -
                                           ---------------     ---------------    ---------------     ---------------
                                               144,472,560         (51,560,745)       133,825,743         (81,688,447)
                                           ---------------     ---------------    ---------------     ---------------
                                           $   491,297,569     $   495,016,240    $   468,209,568     $   471,542,953
                                           ===============     ===============    ===============     ===============

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended September 30,
                                           --------------------------------------------------------------------------
                                                          1996                                   1997
                                           -----------------------------------    -----------------------------------
                                               Benedek             Benedek            Benedek             Benedek
                                            Broadcasting       Communications      Broadcasting       Communications
                                             Corporation         Corporation        Corporation         Corporation
                                           ---------------     ---------------    ---------------     ---------------
Net revenues.............................. $    29,786,193     $    29,786,193    $    30,986,072      $   30,986,072
                                           ---------------     ---------------    ---------------      --------------

Operating expenses:
   Selling, technical and program expenses      14,329,062          14,329,062         14,453,692          14,453,692
   General and administrative.............       4,983,063           4,983,063          4,658,211           4,658,211
   Depreciation and amortization..........       7,776,513           7,776,513          7,416,159           7,416,159
   Corporate..............................         693,375             693,375            949,680             949,680
                                           ---------------     ---------------    ---------------      --------------
                                                27,782,013          27,782,013         27,477,742          27,477,742
                                           ---------------     ---------------    ---------------      --------------

        OPERATING INCOME..................       2,004,180           2,004,180          3,508,330           3,508,330
                                           ---------------     ---------------    ---------------      --------------

Financial income (expense):
   Interest expense:
     Cash interest........................      (6,854,643)         (6,854,643)        (7,439,179)         (7,439,179)
     Other interest.......................        (367,253)         (3,442,437)          (374,686)         (3,948,305)
                                           ---------------     ---------------    ---------------      --------------
                                                (7,221,896)        (10,297,080)        (7,813,865)        (11,387,484)

   Interest income........................          34,620              34,621             29,342              29,342
                                           ---------------     ---------------    ---------------      --------------
                                                (7,187,276)        (10,262,459)        (7,784,523)        (11,358,142)
                                           ---------------     ---------------    ---------------      --------------

Loss on investment........................               -                   -           (608,798)           (608,798)
                                           ---------------     ---------------    ---------------      --------------

        (LOSS) BEFORE INCOME TAX BENEFIT..      (5,183,096)         (8,258,279)        (4,884,991)         (8,458,610)

Income tax benefit........................       1,847,474           3,077,679          1,592,163           3,021,164
                                           ---------------     ---------------    ---------------      --------------

        NET (LOSS)........................ $    (3,335,622)         (5,180,600)    $   (3,292,828)         (5,437,446)
                                           ===============                        ===============

Preferred stock dividends and accretion...                          (3,251,249)                            (4,637,979)
                                                               ---------------                         --------------

Net income (loss) applicable to common stock                   $    (8,431,849)                        $  (10,075,425)
                                                               ===============                         ==============
   Earnings (loss) per common share.......                     $         (1.20)                        $        (1.28)
                                                               ===============                         ==============
   Weighted-average common shares outstanding                        7,030,000                              7,030,000
                                                               ===============                         ==============

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Nine Months Ended September 30,
                                           --------------------------------------------------------------------------
                                                          1996                                   1997
                                           -----------------------------------    -----------------------------------
                                               Benedek             Benedek            Benedek             Benedek
                                            Broadcasting       Communications      Broadcasting       Communications
                                             Corporation         Corporation        Corporation         Corporation
                                           ---------------     ---------------    ---------------     ---------------
Net revenues.............................. $    59,901,221     $    59,901,221    $    92,179,715     $    92,179,715
                                           ---------------     ---------------    ---------------     ---------------

Operating expenses:
   Selling, technical and program expenses      27,870,091          27,870,091         44,084,389          44,084,389
   General and administrative.............       9,676,914           9,676,914         14,079,764          14,079,764
   Depreciation and amortization..........      11,845,806          11,845,806         22,959,504          22,959,504
   Corporate..............................       1,780,809           1,780,809          2,771,428           2,771,428
                                           ---------------     ---------------    ---------------     ---------------
                                                51,173,620          51,173,620         83,895,085          83,895,085
                                           ---------------     ---------------    ---------------     ---------------
        OPERATING INCOME..................       8,727,601           8,727,601          8,284,630           8,284,630
                                           ---------------     ---------------    ---------------     ---------------

Financial income (expense):
   Interest expense:
     Cash interest........................     (15,734,623)        (15,734,623)       (21,612,667)        (21,612,667)
     Other interest.......................        (683,781)         (4,540,950)        (1,112,026)        (11,522,686)
                                           ---------------     ---------------    ---------------     ---------------
                                               (16,418,404)        (20,275,573)       (22,724,693)        (33,135,353)

   Interest income........................         247,054             247,054             99,376              99,376
                                           ---------------     ---------------    ---------------     ---------------
                                               (16,171,350)        (20,028,519)       (22,625,317)        (33,035,977)
                                           ---------------     ---------------    ---------------     ---------------

Loss on investment........................               -                   -           (608,798)           (608,798)
                                           ---------------     ---------------    ---------------     ---------------

        (LOSS) BEFORE INCOME TAX BENEFIT..      (7,443,749)        (11,300,918)       (14,949,485)        (25,360,145)

Income tax benefit........................       1,847,474           3,077,679          4,690,695           8,880,695
                                           ---------------     ---------------    ---------------     ---------------

        NET (LOSS)........................ $    (5,596,275)         (8,223,239)   $   (10,258,790)        (16,479,450)
                                           ===============                        ===============

Preferred stock dividends and accretion...                          (4,142,943)                           (13,518,911)
                                                               ---------------                        ---------------

Net income (loss) applicable to common stock                   $   (12,366,182)                       $   (29,998,361)
                                                               ===============                        ===============

   Earnings (loss) per common share.......                     $         (1.76)                       $         (4.29)
                                                               ===============                        ===============

   Weighted-average common shares outstanding                        7,030,000                              7,030,000
                                                               ===============                        ===============

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                      Nine Months Ended September 30, 1997
                                   (Unaudited)

                        BENEDEK BROADCASTING CORPORATION
                        --------------------------------

                                                     Additional
                                      Common           Paid-In         Accumulated        Treasury
                                      Stock            Capital           Deficit            Stock             Total
                                   -----------     --------------    ---------------    ------------     --------------
Balance at December 31, 1996...... $ 1,046,500     $  149,592,627    $    (4,685,418)   $ (1,481,149)    $  144,472,560
   Financial costs related to debt
   and preferred stock of Benedek
   Communications Corporation.....           -           (388,027)                 -               -           (388,027)
   Net (loss).....................           -                  -        (10,258,790)              -        (10,258,790)
                                   -----------     --------------    ---------------    ------------     --------------
Balance at September 30, 1997..... $ 1,046,500     $  149,204,600    $   (14,944,208)   $ (1,481,149)    $  133,825,743
                                   ===========     ==============    ===============    ============     ==============


                       BENEDEK COMMUNICATIONS CORPORATION

                                                                Additional
                                                Common            Paid-In         Accumulated
                                                 Stock            Capital           Deficit             Total
                                              -----------     --------------    ---------------    --------------
Balance at December 31, 1996..............   $    70,300     $  (35,346,586)    $  (16,284,459)   $  (51,560,745)
  Accretion to exchangeable redeemable
   senior preferred stock.................             -         (3,047,841)                 -        (3,047,841)
  Financial costs related to the sale of
   exchangeable redeemable senior
   preferred stock........................             -           (129,342)                 -          (129,342)
  Dividends payable on preferred stock                 -                  -        (10,471,069)      (10,471,069)
  Net (loss)..............................             -                  -        (16,479,450)      (16,479,450)
                                             -----------     --------------    ---------------    --------------
Balance at September 30, 1997.............   $    70,300     $  (38,523,769)   $   (43,234,978)   $  (81,688,447)
                                             ===========     ==============    ===============    ==============

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended September 30,
                                                      --------------------------------------------------------------------------
                                                                    1996                                   1997
                                                      -----------------------------------    -----------------------------------
                                                         Benedek             Benedek            Benedek             Benedek
                                                      Broadcasting       Communications      Broadcasting       Communications
                                                       Corporation         Corporation        Corporation         Corporation
                                                      ---------------     ---------------    ---------------     ---------------
Cash Flows From Operating Activities
   Net (loss)......................................  $    (5,596,275)        $(8,223,239)    $  (10,258,790)     $  (16,479,450)
   Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
     Amortization of program broadcast rights              2,823,914           2,823,914          4,600,995           4,600,995
     Depreciation and amortization.................        8,249,682           8,249,682         15,574,477          15,574,477
     Amortization of intangibles and deferred
      loan costs...................................        4,310,329           4,415,386          8,500,881           9,144,852
     Amortization of note discount.................                -           3,752,112                  -           9,766,689
     Loss on sale of property and equipment                  (34,862)            (34,862)            23,715              23,715
     Deferred income taxes.........................       (1,855,778)         (3,085,982)        (5,070,000)         (9,260,000)
     Loss on investment............................                -                   -            608,798             608,798
    Changes in operating assets and liabilities,
      net of effects of acquisitions:
     Receivables...................................        3,912,841           3,913,941          1,389,114           1,389,114
     Due to sellers................................        2,821,334           2,821,334             97,337              97,337
     Prepaid expenses and other....................         (307,648)           (307,649)          (548,748)           (548,748)
     Payments on program broadcast rights payable..       (1,896,086)         (1,896,086)        (4,156,766)         (4,156,766)
     Accounts payable and accrued expenses.........       (3,001,126)         (3,001,126)        (6,276,317)         (6,276,317)
     Deferred revenue..............................         (423,158)           (423,158)          (539,584)           (539,584)
                                                     ---------------     ---------------    ---------------     ---------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES....        9,003,167           9,004,267          3,945,112           3,945,112
                                                     ---------------     ---------------    ---------------     ---------------

Cash Flows From Investing Activities
   Purchase of property and equipment..............       (2,644,579)         (2,644,579)        (3,471,503)         (3,471,503)
   Proceeds from sale of equipment.................          187,300             187,300             15,886              15,886
   Reimbursement for equipment purchases...........           79,198              79,198                  -                   -
   Purchase of securities..........................         (663,937)           (663,937)                 -                   -
   Payment for acquisition of stations,
      net of cash..................................     (321,848,468)       (321,848,468)          (210,535)           (210,535)
   Other ..........................................            3,616               3,616             (1,302)             (1,302)
                                                     ---------------     ---------------    ---------------     ---------------
      NET CASH (USED IN) INVESTING ACTIVITIES......     (324,886,870)       (324,886,870)        (3,667,454)         (3,667,454)
                                                     ---------------     ---------------    ---------------     ---------------

Cash Flows From Financing Activities
   Principal payments on notes and
     capital leases payable........................         (249,726)           (249,726)       (11,892,680)        (11,892,680)
   Proceeds from issuance of redeemable
     preferred stock.... ..........................                -         105,000,000                  -                   -
   Proceeds from long-term debt....................      128,000,000         218,178,200                  -                   -
   Contribution of paid-in capital by parent             188,377,052                   -                  -                   -
   Proceeds from Revolving Credit Facility                         -                   -          6,999,671           6,999,671
   Payment of debt and preferred stock
      acquisition costs... ........................       (4,734,542)        (11,535,690)          (842,832)           (842,832)
                                                     ---------------     ---------------    ---------------     ---------------
      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES.......................      311,392,784         311,392,784         (5,735,841)         (5,735,841)
                                                     ---------------     ---------------    ---------------     ---------------
     (DECREASE) IN CASH AND CASH
        EQUIVALENTS................................       (4,490,919)         (4,489,819)        (5,458,183)         (5,458,183)

Cash and cash equivalents:
   Beginning.......................................        9,668,331           9,668,331          8,090,583           8,091,683
                                                     ---------------     ---------------    ---------------     ---------------
   Ending..........................................  $     5,177,412     $     5,178,512    $     2,632,400     $     2,633,500
                                                     ===============     ===============    ===============     ===============

                                   (Continued)

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended September 30,
                                                     --------------------------------------------------------------------------
                                                                    1996                                   1997
                                                     -----------------------------------    -----------------------------------
                                                         Benedek             Benedek            Benedek             Benedek
                                                      Broadcasting       Communications      Broadcasting       Communications
                                                       Corporation         Corporation        Corporation         Corporation
                                                     ---------------     ---------------    ---------------     ---------------

Supplemental Disclosure of Cash Flow Information
     Cash payments for interest....................  $    19,450,026     $    19,450,026    $    25,291,322     $    25,291,322
     Cash payments for income taxes................                -                   -            431,543             431,543
                                                     ===============     ===============    ===============     ===============
Supplemental Schedule of Noncash Investing and
   Financing Activities
     Acquisition of program broadcast right          $     3,679,322     $     3,679,322    $     6,169,121     $     6,169,121
     Notes and capital leases payable incurred for
       purchase of equipment.......................          380,253             380,253          2,467,908           2,467,908
     Equipment acquired by barter transactions                62,555              62,555            202,725             202,725
     Dividends accrued on redeemable preferred
       stock.......................................                -           4,142,943                  -          10,471,070
     Accretion to exchangeable redeemable senior
       preferred stock.............................                -                   -                  -           3,047,841
                                                     ===============     ===============    ===============     ===============
   Acquisition of Stations:
     Cash purchase price...........................  $   321,542,152     $   321,542,152    $       210,535     $       210,535
                                                     ===============     ===============    ===============     ===============
     Net working capital acquired, net of cash
        $535,810...................................  $     9,840,537     $     9,840,537    $             -                   -
     Property and equipment acquired at fair
      market value.................................       72,533,059          72,533,059             31,500              31,500
     Intangible assets acquired....................      301,351,989         301,351,989            179,035             179,035
     Deferred income taxes assumed.................      (58,872,778)        (58,872,778)                 -                   -
     Other, net....................................          221,020             221,020                  -                   -
                                                     ---------------     ---------------    ---------------     ---------------
                                                         325,073,827         325,073,827            210,535             210,535
     Less: Application of deposit..................       (3,225,359)         (3,225,359)                 -                   -
                                                     ---------------     ---------------    ---------------     ---------------
                                                     $   321,848,468     $   321,848,468    $       210,535     $       210,535
                                                     ===============     ===============    ===============     ===============

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(Note A) - Nature of Business and Basis of Presentation

Nature of Business:

    Benedek Communications Corporation ("Benedek Communications") is a holding company that derives its operating income and cash flow from its wholly owned subsidiary, Benedek Broadcasting Corporation ("Benedek Broadcasting") which owns and operates 22 television stations (the "Stations") located throughout the United States. The operating revenues of the Stations are derived primarily from the sale of advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. The stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis.

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position as of September 30, 1997 and the results of operations for the three months and the nine months ended September 30, 1997 have been included. Operating results for the three months and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Reports on Form 10-K of each of Benedek Broadcasting and Benedek Communications for the year ended December 31, 1996. Certain prior year amounts have been reclassified or restated to conform with the current year's presentation, with no material effect on net income or stockholder's equity.

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

    The pro forma results of operations for the nine months ended September 30, 1996, assuming the acquisitions of the Stauffer Stations and Brissette Broadcasting Corporation had taken place on January 1, 1996 as compared to the actual results for the nine months ended September 30, 1997 are as follows:

                                                                 Nine Months Ended September 30,
                                           --------------------------------------------------------------------------
                                                          1996                                   1997
                                           -----------------------------------    -----------------------------------
                                               Benedek             Benedek            Benedek             Benedek
                                            Broadcasting       Communications      Broadcasting       Communications
                                             Corporation         Corporation        Corporation         Corporation
                                           ---------------     ---------------    ---------------     ---------------
                                                       (Pro forma)                             (Actual)
Net revenue............................... $    89,680,214     $    89,680,214    $    92,179,715     $    92,179,715
Operating expenses........................     (80,638,472)        (80,638,472)       (84,895,085)        (84,895,085)
Financial expenses........................     (21,455,804)        (32,605,612)       (22,625,317)        (33,035,977)
Loss on investment........................               -                   -           (608,798)           (608,798)
                                           ---------------     ---------------    ---------------     ---------------
   (Loss) before income tax benefit.......     (12,414,062)        (23,563,870)       (14,949,485)        (25,360,145)
Income tax benefit........................       3,760,440           8,135,548          4,690,695           8,880,695
                                           ---------------     ---------------    ---------------     ---------------
   Net (loss) ............................ $    (8,653,622)        (15,428,322)    $  (10,258,790)        (16,479,450)
                                           ===============                        ===============
Preferred stock dividends and accretion...                         (12,573,600)                           (13,518,911)
                                                               ---------------                        ---------------
Net (loss) applicable to common stock.....                     $   (28,001,922)                       $   (29,998,361)
                                                               ===============                        ===============
   (Loss) per common share................                     $         (3.98)                       $         (4.29)
                                                               ===============                        ===============
Weighted-average common shares outstanding                           7,030,000                              7,030,000
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

      (i) Senior Preferred Stock - Benedek Communications issued 600,000 shares of 15% Exchangeable Redeemable Senior Preferred Stock due 2007 (the "Senior Preferred Stock"), with an initial liquidation preference equal to the gross proceeds received of $60,000,000. Of these proceeds, $9,000,000 was allocated to the initial warrants described in (ii) below. The Senior Preferred

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

           Stock is being accreted to its initial liquidation preference of $60,000,000 using the effective interest method from June 5, 1996 to July 1, 2000. Benedek Communications has the option to pay dividends quarterly at 15% of the liquidation preference on any dividend payment date occurring on or before July 1, 2001 either in cash or by adding such dividends to the then effective liquidation preference. Benedek Communications also has the option to immediately redeem these shares, in whole or in part, at predetermined redemption prices. If redeemed prior to July 1, 2000, the redemption price is 115% of the then effective liquidation preference. Since it is management's intention to redeem the Senior Preferred Stock prior to such date, the amount of the redemption premium payable at such time is being accreted as a constructive distribution from June 5, 1996 to July 1, 2000. The Senior Preferred Stock is exchangeable into debentures at Benedek Communications' option, subject to certain conditions, in whole on any scheduled dividend payment due. At September 30, 1997, the carrying value of the Senior Preferred Stock was $69,130,236.

     (ii) Initial Warrants - Benedek Communications issued 600,000 Initial Warrants which expire on July 1, 2007. Each Initial Warrant entitles the holder thereof to purchase one share of Class A Common Stock at an exercise price of $0.01 per share. The value of the Initial Warrants at the date of issuance was $9,000,000 which was allocated to paid-in capital.

     (iii) Contingent Warrants - Benedek Communications issued 888,000 Contingent Warrants, each warrant to acquire one share of Class A Common Stock at an exercise price of $0.01 per share. The Contingent Warrants were issued to an escrow agent and are not outstanding. The Contingent Warrants are not separable from the Senior Preferred Stock and will not be delivered out of escrow unless the Senior Preferred Stock is not redeemed on or prior to July 1, 2000. Since it is management's intention to redeem the Senior Preferred Stock prior to any release of the Contingent Warrants from escrow, no allocation of the proceeds was made to the Contingent Warrants.

  (2) Junior Preferred Stock - Benedek Communications issued 450,000 shares of Seller Junior Discount Preferred Stock due July 1, 2008 (the "Junior Preferred Stock") with an aggregate liquidation preference equal to the proceeds of $45,000,000. Dividends are payable to the holders of the Junior Preferred Stock at 7.92% per annum, cumulative until the fifth anniversary of the issuance thereof and thereafter at increasing rates up to 18%. Since Benedek Communications intends to redeem the Junior Preferred Stock prior to the fifth anniversary, dividends are being accrued at the initial rate. The dividends on the Junior Preferred Stock are cumulative. Prior to June 1, 2001, dividend payments on the Junior Preferred Stock are not permitted to be made in cash and instead will be added automatically to the liquidation preference and as a result will be deemed paid in full and will not accumulate. At September 30, 1997, the carrying value of the Junior Preferred Stock was $49,907,938.

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


  (3) Discount Notes - Benedek Communications issued Senior Subordinated Discount Notes due 2006 (the "Discount Notes") in the principal amount of $170,000,000. The Discount Notes were issued at a discount of $79,821,800 which generated gross proceeds of $90,178,200. The Discount Notes mature on May 15, 2006 and yield 13.25% per annum with no cash interest accruing prior to May 15, 2001. Thereafter, cash interest will accrue until maturity payable semiannually, commencing November 15, 2001. At September 30, 1997, the amortized value of the Discount Notes was $106,814,403. The Discount Notes have been registered with the Securities and Exchange Commission pursuant to a registration statement declared effective in October 1996.

   The following table summarizes these activities from June 6, 1996 to September 30, 1997 as follows:

                                      Senior              Junior
                                     Preferred           Preferred
                                       Stock               Stock         Discount Notes
                                 -----------------    --------------     --------------
Issuance of preferred stock..... $      51,000,000    $   45,000,000     $            -
Issuance of Discount Notes......                 -                 -         90,178,200
Accrued dividends...............        12,877,300         4,907,938                  -
Accretion of discount...........         5,252,936                 -                  -
Amortization of note discount...                 -                 -         16,636,203
                                 -----------------    --------------     --------------
Balance at September 30, 1997... $      69,130,236    $   49,907,938     $  106,814,403
                                 =================    ==============     ==============

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

(Note D) - Notes Payable and Amendment to the Credit Agreement

   (1) Term Loans and Revolver. Associated with the transactions described in (Note C), Benedek Broadcasting has two outstanding Term Loan Facilities consisting of (i) a Series A Facility of $59,431,180 as of September 30, 1997 with interest payable at the bank's base rate plus 2.75% or the Eurodollar rate plus 3.75% per annum (currently 10.13%) and (ii) a Series B Facility of $54,135,820 as of September 30, 1997 with interest payable at the bank's base rate plus 3.25% or the Eurodollar rate plus 4.25% per annum (currently 10.63%). The current rates reflect the February 1997 amendment to the underlying Credit Agreement associated with these Term Loan Facilities, as discussed below. The Term Loan Facilities provide for quarterly principal payments until final maturity (except during the twelve months ended September 30, 1997, during which principal payments were made on a semiannual basis). The Series A Facility and the Series B Facility mature on May 1, 2001 and November 1, 2002, respectively. Benedek

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Broadcasting is required to make scheduled aggregate amortization payments on the Series A and Series B Facilities, as follows: during the balance of 1997, $5.5 million; during 1998, $12.75 million; during 1999, $15.25 million; during 2002, $21.75 million; during 2001, $18.18 million; and during 2002, $42.9 million.

   The Credit Agreement also includes a Revolving Credit Facility of $10,000,000, that bears interest at the bank's base rate plus 2.75% or the Eurodollar rate plus 3.75% per annum (currently 9.56%). There were $6,999,671 of outstanding borrowings on the Revolving Credit Facility as of September 30, 1997. The unused portion of the Revolving Credit Facility bears interest at 0.5% per annum.

   The various interest rates described above are subject to reductions at such times as certain leverage ratio performance tests are met.

   The Credit Agreement also requires that Benedek Broadcasting prepay the Term Loan Facilities by an amount equal to 75% of excess cash flow, as defined in the Credit Agreement, no later than 100 days after the end of the year. Benedek Broadcasting made a principal payment of $5,683,000 on April 1, 1997, as a result of this clause.

   The Term Loan Facilities contain various restrictive covenants and require compliance with certain financial ratios and covenants. On February 28, 1997, Benedek Broadcasting amended the Credit Agreement as it relates to certain restrictive covenants and financial ratios through September 30, 1998. As part of such amendment, Benedek Broadcasting agreed to increase the interest rate on the Term Loan Facilities and Revolving Credit Facility by an additional 50 basis points. Benedek Broadcasting also agreed to reduce the available Revolving Credit Facility from $15,000,000 to $10,000,000. Benedek Broadcasting was in compliance with the covenants as of September 30, 1997.

   (2) Senior Secured Notes. During 1995, Benedek Broadcasting issued $135,000,000 of 11 7/8% Senior Secured Notes due 2005 (the "Senior Secured Notes"). The Senior Secured Notes bear interest at the rate of 11 7/8% payable semiannually on March 1 and September 1 of each year and mature in March 2005. The Senior Secured Notes may be redeemed by Benedek Broadcasting in whole or in part after March 1, 2000 subject to certain prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and the sales of assets, among others. Benedek Broadcasting was in compliance with these covenants at September 30, 1997.

                     BENEDEK COMMUNICATIONS CORPORATION AND
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   Notes payable consist of the following:

                                                 September 30, 1997
                                                 ------------------
        Senior Secured Notes................     $      135,000,000
        Term loan series A..................             59,431,180
        Term loan series B..................             54,135,820
        Revolving Credit Facility...........              6,999,671
        Discount Notes......................            106,814,403
        Other...............................              3,194,786
                                                 ------------------
                                                        365,575,860
        Less current maturities.............             19,562,707
                                                 ------------------
                                                 $      346,013,153
                                                 ==================

(Note E) - Commitments and Contingencies

   Benedek Broadcasting has entered into a financing agreement for the purchase of digital camera equipment for news operations in the amount of $1,500,000. As of September 30, 1997, $1,080,000 was disbursed under the agreement with the balance expected to be used over the remainder of 1997.

   Benedek Broadcasting has begun construction on a new studio and office building at KHQA-TV, Quincy, Illinois. Estimated construction costs of approximately $1,700,000 are to be funded in part by a mortgage loan of $1,225,000 entered into during June 1997. As of September 30, 1997, $166,000 was disbursed under this facility.

(Note F) - Loss on Investment

   During the three months ended September 30, 1997, the Company recognized a loss of $608,798 in its investment in a start-up enterprise formed to produce animated television programming. Since there is significant uncertainty as to the future realization of this 1995 investment, the Company has reflected this amount as a non-operating loss.

(Note G) - Subsequent Event

   The Company has obtained a commitment to refinance the outstanding balance of its Term Loan Facilities and Revolving Credit Facility. The refinancing will lower the interest rate payable by the Company, reduce principal amortization requirements in the early years of the new facility, increase the amount of the Revolving Credit Facility to $15,000,000 and modify financial and other covenants to provide additional flexibility to the Company in the operation of its business. The refinancing is expected to close during December 1997.

                                  BENEDEK LICENSE CORPORATION

                                        BALANCE SHEETS

                                                                     December 31,        September 30,
                           ASSETS                                       1996                 1997
                                                                        ----                 -----
                                                                                          (Unaudited)

Federal Communication Commission (FCC) Licenses, at cost,
     less accumulated amortization of $2,322,404
     and $4,981,445 for 1996 and 1997, respectively..........      $   123,538,650     $    121,324,547
Goodwill, less accumulated amortization of $432,060 and
   $1,174,560 for 1996 and 1997, respectively................           34,804,740           34,135,650
                                                                   ---------------     ----------------
                                                                   $   158,343,390     $    155,460,197
                                                                   ===============     ================
            LIABILITIES AND STOCKHOLDER'S EQUITY

Deferred tax liability.......................................      $    34,506,000     $     33,336,000
                                                                   ---------------     ----------------

Stockholder's Equity:
   Common stock, $0.01 par authorized 3,000 shares,
     issued and outstanding 99 shares........................                    1                    1
   Additional paid-in capital................................          125,861,055          126,040,090
   Accumulated deficit.......................................           (2,023,666)          (3,915,894)
                                                                   ---------------     ----------------
                                                                       123,837,390          122,124,197
                                                                   ---------------     ----------------
                                                                   $   158,343,390     $    155,460,197
                                                                   ===============     ================

                           BENEDEK LICENSE CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended September 30,        Nine Months Ended September 30,
                                           -----------------------------------    -----------------------------------
                                                1996                1997               1996                1997
                                                ----                ----               ----                ----
Operating expense, amortization........... $     1,013,482     $     1,017,943    $     1,414,673     $     3,062,228
                                           ---------------     ---------------    ---------------     ---------------
   (Loss) before income tax benefit.......      (1,013,482)         (1,017,943)        (1,414,673)         (3,062,228)
Income tax benefit .......................         565,800             319,000            565,800           1,170,000
                                           ---------------     ---------------    ---------------     ---------------
    Net (loss)............................ $      (447,682)    $      (698,943)   $      (848,873)    $    (1,892,228)
                                           ===============     ===============    ===============     ===============

                           BENEDEK LICENSE CORPORATION

                        STATEMENT OF STOCKHOLDER'S EQUITY
                      Nine Months Ended September 30, 1997
                                   (Unaudited)

                                                        Additional
                                      Common              Paid-In          Accumulated
                                       Stock              Capital            Deficit             Total
                                  ---------------     ---------------    --------------     --------------
Balance at December 31, 1996      $             1     $   125,861,055    $  (2,023,666)     $  123,837,390
   Capital contribution of FCC
     licenses from parent........               -             179,035                 -            179,035
   Net (loss)....................               -                   -       (1,892,228)         (1,892,228)
                                  ---------------     ---------------    --------------     --------------
Balance at September 30, 1997.... $             1     $   126,040,090    $  (3,915,894)     $  122,124,197
                                  ===============     ===============    ==============     ==============



                           BENEDEK LICENSE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                        ---------------------------------
                                                                             1996                1997
                                                                             ----                ----
Cash Flows From Operating Activities
  Net (loss).........................................................   $      (848,873)   $   (1,892,228)
  Adjustments to reconcile net (loss) to net cash provided by operating activities:
  Amortization ......................................................         1,414,673         3,062,228
  Deferred income tax................................................          (565,800)       (1,170,000)
                                                                        ---------------    --------------
        Net cash provided by operating activities....................   $             0    $            0

Cash:
  Beginning..........................................................                 -                 -
                                                                        ---------------    --------------
  Ending.............................................................   $             0    $            0
                                                                        ===============    ==============
Supplemental Schedule of Noncash Investing and Financing Activities
  FCC licenses acquired by contribution of capital...................   $   110,188,879    $      179,035
                                                                        ===============    ==============

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

Basis of Presentation:

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position as of September 30, 1997 and the results of operations for the three months and the nine months ended September 30, 1997 have been included. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Benedek Broadcasting for the year ended December 31, 1996.

(Note B) - Acquisitions

    On June 6, 1996, Benedek Broadcasting acquired thirteen television stations including their respective FCC licenses. These licenses and the related goodwill and deferred tax liability were transferred on that day to BLC as contributed capital based on the pro rata share of the allocated purchase price paid by Benedek Broadcasting.

    On August 7, 1997, Benedek Broadcasting purchased two low-power television stations including their respective FCC licenses. The licenses were transferred to BLC as contributed capital as of the acquisition date.

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

     For the nine months ended September 30, 1997, the Company reported net revenues of $92.2 million compared to net revenues of $59.9 million for the nine months ended September 30, 1996. The increase in 1997 net revenues was due to the acquisitions of the Acquired Stations which increased net revenues by $29.9 million. Benedek Communications had a net loss of $16.5 million for the nine months ended September 30, 1997 compared to a net loss of $8.2 million for the nine months ended September 30, 1996. Benedek Broadcasting had a net loss of $10.3 million for the nine months ended September 30, 1997 compared to a net loss of $5.6 million for the nine months ended September 30, 1996. The additional net loss of Benedek Communications was due to interest expense on its debt, net of income taxes. The Company's Adjusted EBITDA for the nine months ended September 30, 1997 was $31.7 million as compared to $21.5 million for the nine months ended September 30, 1996. On a Same Station basis, Adjusted EBITDA for the nine months ended September 30, 1997 was $31.7 million as compared to $31.6 million for the nine months ended September 30, 1996.

    Time sales to local/regional advertisers and national advertisers constitute the largest concentration of the Company's operating revenues and represent approximately 85.1% of gross revenues for the nine months ended September 30, 1997 as compared to 82.2% for the nine months ended September 30, 1996. Approximately 55.3% of the gross revenues of the Company in the nine months ended September 30, 1997 was generated from local and regional advertising, which is sold primarily by the Stations' sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by the Company. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

    The Company's primary operating expenses are employee compensation, programming and depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. The Company purchases first run and off-network syndicated programming on an ongoing basis and has a policy of closely matching payments for and amortization of program rights in each period. Under its contract with the network, a network-affiliated station receives approximately two-thirds of its daily programming from its network and in turn is compensated, in most cases, by its network for carrying such programming with the network's commercial content intact. Depreciation and amortization expense has increased as assets purchased at fair market value in connection with the acquisitions of the Acquired Stations began to depreciate. For the nine months ended September 30, 1997, depreciation and amortization increased $11.1 million from $11.9 million to $23.0 million due to the acquisition of the Acquired Stations. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. The Company's operating expenses (excluding depreciation and amortization) represent approximately 66.1% of net revenues for the nine months ended September 30, 1997 as compared to approximately 65.7% of net revenues for the nine months ended September 30, 1996.

    The following table sets forth the computation of broadcast cash flow and Adjusted EBITDA for the periods indicated. The table includes the results of operations of the Acquired Stations only from the closing date of June 6, 1996.

                                                  Three Months Ended September 30,        Nine Months Ended September 30,
                                                 -----------------------------------    -----------------------------------
                                                       1996                1997               1996                 1997
                                                       ----                ----               ----                 ----
                                                                           (Dollars in Thousands)
Operating income................................ $         2,004     $         3,508    $         8,727    $          8,285
  Add:
    Amortization of program broadcast rights....           1,530               1,559              2,824               4,601
    Depreciation and amortization...............           7,777               7,416             11,846              22,959
    Corporate expenses..........................             693                 950              1,781               2,771
  Less:

    Payment for program broadcast liabilities...            (710)             (1,336)            (1,896)             (4,157)
                                                 ---------------     ---------------    ---------------     ---------------
    Broadcast cash flow.........................          11,294              12,097             23,282              34,459
     Corporate..................................             693                 950              1,781               2,771
                                                 ---------------     ---------------    ---------------     ---------------
  Adjusted EBITDA............................... $        10,601     $        11,147    $        21,501     $        31,688
                                                 ===============     ===============    ===============     ===============


    THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1996

  The following table provides historical information for the three month periods ended September 30, 1996 and 1997.

                                                         Three Months Ended September 30,
                                              ------------------------------------------------------
                                                              (Dollars in Thousands)
                                                                                             %
                                                    1996               1997               Change
                                                    ----               ----               ------
Net revenues................................. $         29,786    $        30,986                4.0%
                                              ----------------    ---------------     --------------
Operating expenses:
  Selling, technical and
    program expenses.........................           14,329             14,454                0.9 %
  General and administrative.................            4,983              4,658               (6.5)%
  Depreciation and amortization..............            7,777              7,416               (4.6)%
  Corporate..................................              693                950               37.1 %
                                              ----------------    ---------------     --------------
                                                        27,782             27,478               (1.1)%
                                              ----------------    ---------------     --------------
              Operating income............... $          2,004    $         3,508               75.1 %
                                              ================    ===============     ==============

Broadcast cash flow.......................... $         11,294    $        12,097                5.8 %
Broadcast cash flow margin...................             37.9%              39.0%
Adjusted EBITDA.............................. $         10,601    $        11,147                3.7 %
Adjusted EBITDA margin.......................            35.5%               36.0%

    Net revenues for the three months ended September 30, 1997 increased $1.2 million or 4.0% to $31.0 million from $29.8 million for the three months ended September 30, 1996. Political advertising revenue decreased $2.2 million to $0.1 million for the three months ended September 30, 1997 from $2.3 million for the three months ended September 30, 1996. Gross revenues excluding political advertising revenue increased $3.2 million or 10.0% from the three months ended September 30, 1996 primarily caused by the improved performance of the television stations acquired in 1996.

    Operating expenses for the three months ended September 30, 1997 decreased $0.3 million or 1.1% to $27.5 million from $27.8 million for the three months ended September 30, 1996. General and administrative expenses declined by $0.3 million to $4.7 million for the three months ended September 30,

1997 as compared to $5.0 million for the three months ended September 30, 1996. Depreciation and amortization decreased $.4 million to $7.4 million for the three months ended September 30, 1997 as compared to $7.8 million for the three months ended September 30, 1996 due to assets becoming fully depreciated. Operating expenses as a percentage of net revenues decreased to 88.7% for the three months ended September 30, 1997 as compared to 93.3% for the three months ended September 30, 1996.

    Operating income for the three months ended September 30, 1997 increased $1.5 million or 75.1% to $3.5 million from $2.0 million for the three months ended September 30, 1996.

    Financial (expenses), net for Benedek Broadcasting for the three months ended September 30, 1997 increased $0.6 million or 8.3% to $7.8 million from $7.2 million in the three months ended September 30, 1996. For the three months ended September 30, 1997, Benedek Communications' financial expenses (net) increased $1.1 million or 10.7% to $11.4 million from $10.3 million for the three months ended September 30, 1996. The increases are primarily due to the higher 1997 interest rates on the Company's Term Loan Facilities. Benedek Communications has higher financial expenses than Benedek Broadcasting due to the debt structure.

    Loss on investment of $0.6 million was the result of uncertainty as to the future realization of a 1995 investment in a start-up operation in a television production business. The Company acquired a minority interest in the business which has experienced losses since that date. The Company has reflected this investment as a non-operating loss.

    Income tax benefit for Benedek Broadcasting for the three months ended September 30, 1997 was $1.6 million compared to $1.8 million for the three months ended September 30, 1996. For the three months ended September 30, 1997, Benedek Communications had a $3.0 million income tax benefit compared to $3.1 million for the three months ended September 30, 1996. Benedek Communications has a greater income tax benefit than Benedek Broadcasting due to the net income tax effect on its higher financial expenses.

    Net loss for Benedek Broadcasting for the three months ended September 30, 1997 was $3.3 million and a $3.3 million net loss for the three months ended September 30, 1996. Benedek Communications had a net loss of $5.4 million for the three months ended September 30, 1997 as compared to a net loss of $5.2 million for the three months ended September 30, 1996.

    Broadcast cash flow for the three months ended September 30, 1997 increased $0.8 million or 7.1% to $12.1 million from $11.3 million for the three months ended September 30, 1996 primarily as a result of the improvement in the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin increased to 39.0% for the three months ended September 30, 1997 from 37.9% for the three months ended September 30, 1996.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1996

    The following table provides both historical and Same Station information for the nine month periods ended September 30, 1996 and 1997. The Same Station information gives effect to the acquisition of the Acquired Stations as if such transactions were consummated on January 1, 1996.

                                             Historical                              Same Station
                                    Nine Months Ended September 30,          Nine Months Ended September 30,
                                --------------------------------------    -------------------------------------
                                                                %                                         %
                                  1996           1997         Change         1996          1997         Change
                                  ----           ----         ------         ----          ----         ------
                                                            (Dollars in Thousands)
Net revenues..................  $  59,901     $   92,180         53.9%    $   89,680    $   92,180         2.8%
                                ---------     ----------    ----------    ----------    ----------     --------
Operating expenses:
  Selling, technical and
    program expenses..........     27,870         44,084         58.1%        41,779        44,084         3.5%
  General and administrative..      9,677         14,080         45.4%        14,741        14,080         0.8%
  Depreciation and
    amortization..............     11,846         22,960         93.8%        21,605        22,960         6.2%
  Corporate...................      1,781          2,771         55.6%         2,514         2,771        10.2%
                                ---------     ----------    ----------    ----------    ----------     --------
                                   51,174         83,895         63.9%        80,639        83,895         4.0%
                                ---------     ----------    ----------    ----------    ----------     --------
      Operating income........  $   8,727     $    8,285         (5.1%)    $    9,041    $    8,285         8.4%
                                =========     ==========    ==========    ==========    ==========     ========

Broadcast cash flow...........  $  23,282     $   34,459         48.0%    $   34,158    $   34,459         0.8%
Broadcast cash flow margin....      38.9%          37.4%                       38.0%         37.4%
Adjusted EBITDA...............  $  21,501     $   31,688         47.4%    $   31,644    $   31,688         0.1%
Adjusted EBITDA margin........      35.9%          34.4%                       35.2%         34.4%

    Net revenues for the nine months ended September 30, 1997 increased $32.3 million or 53.9% to $92.2 million from $59.9 million for the nine months ended September 30, 1996 primarily as a result of the June 6, 1996 addition of the Acquired Stations which increased net revenue by $29.9 million. On a Same Station basis, net revenues for the nine months ended September 30, 1997 increased $2.5 million or 2.8% to $92.2 million from $89.7 million for the nine months ended September 30, 1996, despite a $3.3 million decline in political advertising revenue. Gross revenues on a Same Station basis excluding political advertising revenue increased $5.8 million or 5.8% to $105.0 million for the nine months ended September 30, 1997 from $99.2 million for the nine months ended September 30, 1996.

    Operating expenses for the nine months ended September 30, 1997 increased $32.7 million or 63.9% to $83.9 million from $51.2 million for the nine months ended September 30, 1996. The increase in operating expenses was attributable to the addition of the Acquired Stations. On a Same Station basis, operating expenses for the nine months ended September 30, 1997 increased $3.3 million or 4.0% to $83.9 million from $80.6 million for the nine months ended September 30, 1996. The increase in operating expenses was caused primarily by increased depreciation and amortization expense and a 3.2% increase in payroll-related costs.

    Operating income for the nine months ended September 30, 1997 decreased $0.4 million or 5.1% to $8.3 million from $8.7 million for the nine months ended September 30, 1996.

    Financial (expenses), net for Benedek Broadcasting for the nine months ended September 30, 1997 increased $6.4 million or 40.0% to $22.6 million from $16.2 million in the nine months ended September 30, 1996. For the nine months ended September 30, 1997, Benedek Communication's financial expenses (net) increased $13.0 million or 65.0% to $33.0 million from $20.0 million for the nine months ended

September 30, 1996. The increases are due to the Company's higher debt level following the completion of the financing of the purchase price for the Acquired Stations. Benedek Communications has higher financial expenses than Benedek Broadcasting due to the debt structure.

    Loss on investment of $0.6 million was the result of uncertainty as to the future realization of a 1995 investment in a start-up operation in a television production business. The Company acquired a minority interest in the business which has experienced losses since that date. The Company has reflected this investment as a non-operating loss.

    Income tax benefit for Benedek Broadcasting for the nine months ended September 30, 1997 was $4.7 million compared to $1.8 million for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, Benedek Communications had a $8.9 million income tax benefit compared to $3.1 million for the nine months ended September 30, 1996. Benedek Communications has a greater income tax benefit than Benedek Broadcasting due to the net income tax affect on the difference in financial expenses. The tax effect of the excess of book depreciation over tax depreciation and a current period net operating loss for tax purposes were the primary factors resulting in the income tax benefit for the nine months ended September 30, 1997.

    Net loss for Benedek Broadcasting for the nine months ended September 30, 1997 was $10.3 million as compared to a $5.6 million net loss for the nine months ended September 30, 1996. Benedek Communications had a net loss of $16.5 million for the nine months ended September 30, 1997 as compared to a net loss of $8.2 million for the nine months ended September 30, 1996.

    Broadcast cash flow for the nine months ended September 30, 1997 increased $11.2 million or 48.0% to $34.5 million from $23.3 million for the nine months ended September 30, 1996 primarily as a result of the addition of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 37.4% for the nine months ended September 30, 1997 from 38.9% for the nine months ended September 30, 1996. On a Same Station basis, broadcast cash flow for the nine months ended September 30, 1997 increased $0.3 million or 0.8% to $34.5 million from $34.2 million for the nine months ended September 30, 1996. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis decreased to 37.4% for the nine months ended September 30, 1997 from 38.0% for the nine months ended September 30, 1996.

Liquidity and Capital Resources

    Cash Flows from Operating Activities is the primary source liquidity for the Company. Cash provided by operating activities was $3.9 million for the nine months ended September 30, 1997 as compared to $9.0 million for the nine months ended September 30, 1996. Cash flows from operating activities included cash payments of interest expense which totaled $25.3 million for the nine months ended September 30, 1997 as compared to $19.5 million for the nine months ended September 30, 1996. The increase in payments of interest expense of $5.8 million was due to the Company's higher debt level following the acquisition of the Acquired Stations. Cash flows from operating activities for the nine months ended September 30, 1996 included a $2.5 million signing bonus from CBS in consideration of the 1995 contract with the Company.

    Cash Flows from Investing Activities were $(3.7) million for the nine months ended September 30, 1997 compared to $(324.9) million for the nine months ended September 30, 1996. For the nine months ended September 30, 1996, cash flows from investing activities included the purchase cost of $321.8 million associated with the acquisitions of the Acquired Stations.

    Cash Flows from Financing Activities were $(5.7) million for the nine months ended September 30, 1997 compared to $311.4 million for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, cash flows from financing activities included principal payments on notes and capital leases payable of $11.9 million funded in part by aggregate draw downs on the Revolving Credit Facility of $7.0 million.

    At September 30, 1997, Benedek Broadcasting had available to it a maximum of $10.0 million under the revolving credit facility of the Credit Agreement (the "Revolving Credit Facility") of which $3.0 million was unused at September 30, 1997. From time to time throughout 1997, Benedek Broadcasting's cash needs has required the use of the Revolving Credit Facility for general working capital purposes and to fund capital expenditures. During the nine months ended September 30, 1997, the highest outstanding balance under the Revolving Credit Facility was $8.5 million.

    Benedek Broadcasting did not meet certain financial ratios contained in the Credit Agreement at September 30, 1996 and December 31, 1996, due to lower than expected Adjusted EBITDA (as defined in the Credit Agreement). The lenders under the Credit Agreement agreed to waive such noncompliance and have amended certain financial ratio tests applicable to 1997 and the first half of 1998. The amendment provides that for so long as the ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement) exceeds certain levels, the Term Loan Facilities will bear interest at varying additional spreads from that originally provided for in the Credit Agreement. The amendment further reduced the Revolving Credit Facility from $15.0 million to $10.0 million and increased the percentage of excess cash flow to be applied as prepayments of the Term Loan Facilities from 50% to 75% until the Company's ratio of debt to Adjusted EBITDA is at 6.75 or lower. The Company was in compliance with the revised financial covenants at September 30, 1997.

Recent Developments

    In the third quarter of 1997, the Company entered into definitive agreements with The Warner Bros. Television Network to develop a local cable affiliate called the "WeB" in each of the Company's 20 markets which rank above 100. The WeB is intended to be a 24 hour, seven day a week television channel which will broadcast Warner Bros. Network prime time programming, WB children's programming and syndicated programming of Warner Bros. and others. The Company is currently in negotiations with cable systems in its markets for the carriage of WeB programming. The WeB is scheduled to begin service in by the fall of 1998 in most 100-plus markets. The Company will be responsible for all local sales efforts for the new channels in its markets. The Company does not anticipate a significant effect on operations during 1997 nor does it anticipate that significant capital expenditures will be required in connection with the development of its WeB affiliates.

    During August 1997, Benedek Broadcasting completed the purchase of the television broadcasting licenses and certain equipment of two low-power television stations located in Columbia and Jefferson City, Missouri for a purchase price of $0.2 million. One-half of the purchase price was paid at closing with the remainder due in two installments during 1998 and 1999. Concurrently with such purchase, the Company entered into network affiliation agreements for such stations with the Fox Television Network. The television stations began operating in September of 1997 without material expenditures for equipment needs.

    In connection with the acquisition of the Brissette Station, the Company obtained a temporary waiver of the FCC's duopoly rules which would otherwise have precluded the Company from acquiring the Brissette Station in Madison, Wisconsin due to the overlap between that market and the Company's station in Rockford, Illinois. Under proposed revisions to the duopoly rules, the Company will be required to dispose of one of such stations. In addition, the FCC has announced it will not extend the Company's temporary waiver and as a result, pending such disposition, the Company will be required to put one of the stations in a trust with an independent trustee. The Company will seek to comply with the FCC requirements by exchanging one of the stations for another broadcast station.


Income Taxes

    For the nine months ended September 30, 1997, Benedek Broadcasting had a tax benefit of $4.7 million recognized consisting of a $3.2 million benefit related to the net reduction of deferred income tax liabilities and $0.1 million of taxes currently due. Benedek Communications had a tax benefit of $8.9 million for the nine months ended September 30, 1997 consisting of a $6.0 million benefit related to the net reduction of deferred income tax liabilities and $0.1 million of taxes currently due.

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

*27 -- Financial Data Schedule of Benedek Broadcasting Corporation pursuant to Article 5 of Regulation S-X.

*27.1-- Financial Data Schedule of Benedek Communications Corporation pursuant to Article 5 of Regulation S-X.

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

                           BENEDEK BROADCASTING CORPORATION
                           (REGISTRANT)

                           By:            /s/ RONALD L. LINDWALL
                              ..................................................

                                            Ronald L. Lindwall
                           Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

                                                     DATE:     November 14, 1997

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BENEDEK COMMUNICATIONS CORPORATION
                           (REGISTRANT)

                           By:          /s/ RONALD L. LINDWALL
                              ..................................................
                                           Ronald L. Lindwall
                           Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

                                                    DATE:     November 14, 1997

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BENEDEK LICENSE CORPORATION
                           (SUBSIDIARY GUARANTOR REGISTRANT)

                           By:           /s/ RONALD L. LINDWALL
                              ..................................................
                                           Ronald L. Lindwall
                           Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

                                                     DATE:     November 14, 1997

                                         EXHIBIT INDEX


                                                                                 Location of Exhibits
Exhibit                                                                             in Sequential
  No.                              Description of Exhibits                         Numbering System
  ---                              -----------------------                         ----------------


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


                                                                                 Location of Exhibits
Exhibit                                                                             in Sequential
  No.                              Description of Exhibits                         Numbering System
  ---                              -----------------------                         ----------------


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


                                                                                 Location of Exhibits
Exhibit                                                                             in Sequential
  No.                              Description of Exhibits                         Numbering System
  ---                              -----------------------                         ----------------


*27 Financial Data Schedule of Benedek Broadcasting Corporation pursuant to Article 5 of Regulation S-X.

*27.1 Financial Data Schedule of Benedek Communications Corporation pursuant to Article 5 of Regulation S-X.

*Filed herewith