Form 10-K405
period 1997-12-31
BENEDEK BROADCASTING CORP; BENEDEK COMMUNICATIONS CORP; BENEDEK LICENSE CORP
filed 1998-03-27
CIK 923027, 1017522, 1019271

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                            COMMISSION FILE NUMBERS:
                   BENEDEK BROADCASTING CORPORATION 33-78792
                  BENEDEK COMMUNICATIONS CORPORATION 333-09529
                            ------------------------

                        BENEDEK BROADCASTING CORPORATION
                                      AND
                       BENEDEK COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

               DELAWARE                 BENEDEK BROADCASTING CORPORATION                  13-2982954
               DELAWARE                BENEDEK COMMUNICATIONS CORPORATION                 36-4076007
    (STATE OR OTHER JURISDICTION OF                                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                            ------------------------

                                          SUBSIDIARY GUARANTOR REGISTRANT
      BENEDEK LICENSE CORPORATION                   DELAWARE                              36-4081877
  (EXACT NAME OF SUBSIDIARY GUARANTOR    (STATE OR OTHER JURISDICTION OF      (I.R.S EMPLOYER IDENTIFICATION NO.)
     AS SPECIFIED IN ITS CHARTER)        INCORPORATION OR ORGANIZATION)

                            ------------------------

            100 PARK AVENUE                              61101
          ROCKFORD, ILLINOIS                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 815-987-5350

                            ------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS:                      ON WHICH REGISTERED:
                 None                                      None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None

                            ------------------------

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing
requirements for the past 90 days. Yes [x]     No [ ]

     100% of the voting common stock of Benedek Communications Corporation is owned by affiliates thereof. 100% of the voting common stock of Benedek Broadcasting Corporation is owned by Benedek Communications Corporation.

     Indicate the number of shares outstanding of each of Benedek Broadcasting Corporation's classes of common stock as of the latest practicable date: At March 24, 1998, there were outstanding 148.85 shares of common stock, without par value.

     Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At March 24, 1998, there were outstanding 7,400,000 shares of common stock, $0.01 par value.
________________________________________________________________________________

                      BENEDEK BROADCASTING CORPORATION AND
              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-K

  ITEM
 NUMBER                                                                                                        PAGE
---------                                                                                                      ----
                                                           PART I
  Item       1.  Business...................................................................................      1
  Item       2.  Properties.................................................................................     29
  Item       3.  Legal Proceedings..........................................................................     32
  Item       4.  Submission of Matters to a Vote of Security Holders........................................     32

                                                           PART II
  Item       5.  Market for Registrant's Common Equity and Related Stockholder Matters......................     33
  Item       6.  Selected Financial Data....................................................................     33
  Item       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......     35
  Item      7A.  Quantitative and Qualitative Disclosures About Market Risk.................................     44
  Item       8.  Financial Statements and Supplementary Data................................................     44
  Item       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......     44

                                                          PART III
  Item      10.  Directors and Executive Officers of the Registrant.........................................     45
  Item      11.  Executive Compensation.....................................................................     47
  Item      12.  Security Ownership of Certain Beneficial Owners and Management.............................     48
  Item      13.  Certain Relationships and Related Transactions.............................................     48

                                                           PART IV
  Item      14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................     49

Signatures  ................................................................................................     53

                                     PART I

ITEM 1. BUSINESS.

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Wherever possible, the Company (as defined) has identified these forward looking statements by words such as 'anticipates,' 'believes,' 'estimates,' 'expects' and similar expressions. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in national and regional economies, competition in the television business, pricing fluctuations in local and national advertising, program ratings and changes in programming costs, among other factors. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise. Discussions containing such forward looking statements may be found in the materials set forth under 'Item 1. Business,' 'Item 3. Legal Proceedings' and 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' contained herein.

     Except as otherwise provided, the financial data set forth herein is derived from the historical financial statements of Benedek Communications Corporation ('Benedek Communications') and its wholly-owned subsidiary, Benedek Broadcasting Corporation, prepared in accordance with generally accepted accounting principles. Unless the context requires otherwise, references to the 'Company' refer to Benedek Communications and Benedek Broadcasting Corporation and its wholly-owned subsidiary, Benedek License Corporation ('BLC'). Unless the context requires otherwise, references to 'Benedek Broadcasting' refer to Benedek Broadcasting Corporation and BLC. The Company is a holding company with minimal separate operations from its operating subsidiary, Benedek Broadcasting. Separate financial information has been provided for each entity and, where appropriate, separate disclosures. Such historical financial data includes the results of operations of five television stations acquired from Stauffer Communications, Inc. (the 'Stauffer Stations') and the eight television stations acquired by reason of the acquisition of all of the capital stock of Brissette Broadcasting Corporation (the 'Brissette Stations,' and together with the Stauffer Stations, the 'Acquired Stations') from the date of such acquisitions (the 'Acquisitions') on June 6, 1996. As used herein, 'Same Station' data refers to the historical results of operations of all the Stations (as defined) currently owned by the Company as if such Stations were owned by the Company throughout the periods with pro forma adjustments only for corporate expenses, depreciation and amortization. The 'Benedek Stations' refers to the existing nine stations owned by the Company prior to the June 6, 1996 acquisitions.

     As used herein, 'Adjusted EBITDA' is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and non-cash compensation less payments for program broadcast rights. 'Consolidated Adjusted EBITDA' as defined in the Company's Credit Agreement excludes from the foregoing definition certain non-cash revenues used in determining operating income. As used herein, 'broadcast cash flow' is defined as Adjusted EBITDA plus corporate expenses. Adjusted EBITDA and broadcast cash flow are measures used by certain investors to measure a company's ability to service debt. Adjusted EBITDA and broadcast cash flow should not be considered as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

GENERAL

     The Company owns 23 network-affiliated television stations (the 'Stations') in the United States. The Stations owned by the Company are diverse in geographic location and network affiliation, serve small to medium-sized markets and, in the aggregate, reach communities in 24 states. Twelve of the Stations are affiliated with CBS, six are affiliated with ABC, four are affiliated with NBC and one is affiliated with Fox. Additionally, the Company has entered into agreements with The Warner Bros. Television Network to develop a local cable affiliate called the 'WeB' in each of the Company's 20 markets which rank above 100.

     The Stations are located in markets ranked in size from 84 to 200 out of the 211 markets surveyed by A.C. Nielsen Company ('Nielsen'). The Company's broadcast signals reach approximately 2.9 million households, representing more than 20% of all television households in the markets which rank above 100. The Company believes that broadcast television stations in small to medium-sized markets offer an opportunity to generate attractive and stable Adjusted EBITDA due to limited competition for viewers from other over-the-air broadcasters, from other media soliciting advertising expenditures and from other broadcasters purchasing syndicated programming. The Company targets small and medium-sized markets that have stable employment and population and a diverse base of employers. The markets targeted by the Company generally have population centers that share common community interests and are receptive to local programming. The Company believes that network affiliations with one of the four established networks provides its Stations with an established audience and reputation for national news, sports and entertainment programming. With the established audiences provided by network affiliations, management seeks to enhance the ratings of its local news and non-network programming and increase revenues while controlling costs.

     The Company believes that the television industry is in a period of consolidation as a result of which a relatively small number of station operators will emerge as the leading television station group owners in the United States. Recent telecommunications legislation that eliminates restrictions on the number of television stations that any individual or entity may own so long as the aggregate audience reach does not exceed 35% of all United States households is likely to accelerate this trend. The Company's growth strategy is to become one of the leading group owners of small to medium-sized market television stations in the United States. In connection therewith, in June 1996 the Company acquired five network-affiliated television stations from Stauffer Communications, Inc. ('Stauffer') and all of the capital stock of Brissette Broadcasting Corporation ('Brissette') which owned eight network-affiliated television stations. The Company believes that the Acquisitions have created economies of scale which have (i) improved its ability to negotiate more favorable arrangements with program suppliers, national sales representation firms, equipment vendors and television networks, (ii) enabled it to develop program consortiums for regional news and sports programming and
(iii) enhanced its ability to attract and retain strong Station management and on-air talent.

STRATEGY

     The Company's senior management team, led by A. Richard Benedek, Chairman and Chief Executive Officer, and K. James Yager, President and Chief Operating Officer, has extensive experience in acquiring and improving the operations of television stations. In addition, the Company is supported by a team of senior vice presidents, who directly oversee the day-to-day operations of the Stations. Terrance F. Hurley, Raymond P. Maselli and Raymond J. Schonbak who manage nine, seven and seven of the Stations, respectively, each have significant experience operating and managing broadcast television stations. Management's primary operating strategy is to maximize each Station's advertising revenue through the production of local news, information and community-oriented programming that has broad audience appeal and value-added sales potential, while maintaining strict cost controls. Key elements of management's strategy include:

          LOCAL NEWS LEADERSHIP AND LOCAL PROGRAMMING. Management believes that local news and informational programming leadership contributes to higher ratings and, therefore, increased advertising revenues. Management's emphasis on local news and on-going community involvement allows the Stations to maximize the advertising rates they can charge local, regional and national accounts, not only for news, but for network and nationally-syndicated programming which the Stations broadcast in time periods adjacent to regularly scheduled local newscasts and local news specials.

          The Company has focused on maintaining and building each Station's local news franchise as the key element in its strategy to build and maintain audience loyalty. Management believes that strong, well-differentiated local news programming attracts high viewership levels, particularly of demographic groups that are appealing to both local and national advertisers, thereby allowing the Company to maximize advertising rates.

          Management of the Company believes that television stations with a prominent local identity and active community involvement can realize additional revenues from local advertisers through the development and sale of special promotional programming. The Stations have developed high-quality programming which highlights community events and topics of local interest. Locally produced programming includes 'Our Town' segments featuring local news reports, special promotional announcements and local advertising focused on communities within a particular market; 'Town Meetings,' which provide a forum for members of local communities to discuss and debate issues of local concern; 'Live Line' programs on health, money and legal matters in which viewers call in to a panel of local experts; and home shopping programs sold exclusively to local merchants. The Stations also sell promotional advertising packages tied to various local events such as youth expos, county fairs, parades, athletic events and other local activities. These local programs have proven successful in attracting incremental advertising revenues and are a core element of each Station's local identity.

          Nine of the 23 Stations are the number one ranked news stations in their respective markets. Since the Acquisitions in June 1996, the Company has added 62 hours of local news programming per week to the Acquired Stations' programming schedules.

          SYNDICATED PROGRAMMING. The Company selectively purchases first run and off-network syndicated programming designed to reach specific demographic groups attractive to advertisers. Currently, the three most highly-rated syndicated programs airing during the hour preceding network prime time are 'Wheel of Fortune,' 'Jeopardy' and 'Home Improvement.' In early fringe and daytime periods (generally, 9:00 am to 5:00 pm), the three most highly-rated syndicated programs are 'The Oprah Winfrey Show,' 'The Jerry Springer Show' and 'The Rosie O'Donnell Show.' The Company broadcasts 'Wheel of Fortune' on 13 of the Stations, 'Jeopardy' on eight of the Stations, 'Home Improvement' on eight of the Stations, 'The Oprah Winfrey Show' on eight of the Stations, 'The Rosie O'Donnell Show' on five of the Stations and 'The Jerry Springer Show' on one of the Stations. Additionally, the Company broadcasts other highly-rated first run syndicated programs on several of the Stations including 'Live with Regis & Kathie Lee,' 'Montel Williams' and 'Sally Jessy Raphael.' A number of the Stations also broadcast other highly-rated off-network syndicated programs including 'Seinfeld,' 'Mad About You' and 'Frasier.' Further, the Company has acquired the rights to broadcast the newly syndicated programs 'The Roseanne Show,' 'Friends' and 'Hollywood Squares' beginning in the fall of 1998.

          The Company seeks to acquire programs that are available on a cost-effective basis for limited licensing periods, allow scheduling flexibility, complement each Station's overall programming mix and counter competitive programming. The Company has been able to purchase syndicated programming at attractive rates in part as a result of the limited competition for such programming in the Company's markets. As a result of the limited competition from other broadcasters purchasing syndicated programming in the small and medium-sized markets served by the Company, cash program expense as a percentage of net revenues for the Stations was 3.4% and 4.7% in 1996 and 1997, respectively, as compared to approximately 7.6% for all network-affiliated stations in 1996.

          In addition, since the Acquisitions, the Company has made significant changes to the Acquired Stations' syndicated programming schedules, including adding some of the most highly-rated programs to their current broadcast schedules, as well as obtaining the rights to several of the most highly sought after newly syndicated programs for the 1998 broadcast season.

          LOCAL SALES EMPHASIS. Management's sales strategy focuses on increasing the sale of local advertising by attracting new advertisers to television and increasing the amount of advertising dollars being spent by existing local advertisers. Management of the Company believes that its leadership in local news and informational programming enhances its ability to develop and attract local advertising expenditures. Management believes that through local sales efforts it can stimulate local advertising expenditures more readily than it can national advertising expenditures. This enables the Company to react promptly to changes in the national and local advertising climate and better maintain consistent Adjusted EBITDA.

          Trained and experienced sales personnel sell local advertising for the Company in each of its markets. The Company focuses on local advertisers by producing their commercials, producing news and informational programming with local advertiser appeal and sponsoring or co-promoting local events and activities that give local advertisers unique value-added community identity.

     Approximately 56.1% of the Company's gross revenues in 1997 were generated from local and regional advertisers.

          FINANCIAL PLANNING AND CONTROLS. Management emphasizes strict control of the Company's programming and operating costs as an important factor in increasing broadcast cash flow. The Company continually seeks to identify and implement cost savings opportunities. Furthermore, the Company maintains a detailed budgeting process and reviews performance relative to budget monthly with respect to both revenues and expenses, thereby enabling management to react promptly to changes in market conditions. Management of the Company believes that controlling costs is an essential factor in achieving and maintaining profitability. The Company intends to continue to identify opportunities to increase Adjusted EBITDA through its on-going strategic planning and budgeting process.

          FUTURE ACQUISITIONS AND OPPORTUNITIES. The Company has a long-term strategy to pursue additional acquisitions of broadcast television stations, primarily of network-affiliated stations in small to medium-sized markets where the Company believes it can successfully implement its operating strategy and where such stations can be acquired on financially acceptable terms. Additionally, the Company has entered into 10 year agreements with The Warner Bros. Television Network to develop a local cable affiliate called the 'WeB' in each of the Company's 20 markets which rank above 100. The WeB is scheduled to begin service in September 1998.

BACKGROUND OF THE COMPANY

     The Company was incorporated under the laws of the State of Delaware on April 10, 1996. Benedek Broadcasting was incorporated under the laws of the State of Delaware on January 22, 1979. Benedek Broadcasting is a wholly-owned subsidiary of the Company. The principal executive offices of the Company and Benedek Broadcasting are located at 100 Park Avenue, Rockford, Illinois 61101. The telephone number at the executive offices is (815) 987-5350.

THE STATIONS

     The following table sets forth certain information for each of the Stations and the markets they serve:

                                                                    NUMBER OF
                                                                    COMMERCIAL
                                                                     STATIONS         STATION
                 MARKET       CALL                       NETWORK        IN            RANK IN          STATION           CABLE
  MARKET AREA   RANK(a)    LETTERS     CHANNEL(b)      AFFILIATION  MARKET(a)        MARKET(c)        RATING(a)      PENETRATION(a)
--------------- --------   -------     ----------      ------------ ----------      ------------      ---------      --------------
Madison,            84    WMTV(TV)         15              NBC           4                2                4                62%
  Wisconsin

Youngstown,         97        WYTV         33              ABC           3                2                5                73%
  Ohio

Springfield and    103    WWLP(TV)         22              NBC           2                1                6                82%
  Holyoke,
  Massachusetts

Lansing,           105     WILX-TV         10              NBC           4                2                4                67%
  Michigan

Peoria and         110    WHOI(TV)         19              ABC           4                3                4                72%
  Bloomington,
  Illinois

Santa Barbara,     115     KCOY-TV         12              CBS           4                2                3                83%
  Santa Maria
  and
  San Luis
  Obispo,
  California

Duluth,            134     KDLH-TV          3              CBS           3                2                5                51%
  Minnesota and
  Superior,
  Wisconsin

Rockford,          135     WIFR-TV         23              CBS           4                1                5                69%
  Illinois

Wausau and         136     WSAW-TV          7              CBS           3                1                6                53%
  Rhinelander,
  Wisconsin

Wheeling, West     138     WTRF-TV          7              CBS           2                2                7                77%
  Virginia and
  Steubenville,
  Ohio

Topeka, Kansas     139     WIBW-TV         13              CBS           4                1                6                72%

Wichita Falls,     144     KAUZ-TV          6              CBS           4                1                5                68%
  Texas and
  Lawton,
  Oklahoma

Columbia and       145    KMIZ(TV)         17              ABC           5                3                3                61%
  Jefferson
  City,
  Missouri

Columbia and       145       KO2NQ(d)       2(d)           FOX           5(d)             4(d)           N/A                61%
  Jefferson        145       K11TB(d)      11(d)           FOX           5(d)             4(d)           N/A                61%
  City,
  Missouri

Odessa and         150     KOSA-TV          7              CBS           4                2                4                74%
  Midland,
  Texas

Quincy,            160     KHQA-TV          7              CBS           2                1                7                61%
  Illinois,
  Hannibal,
  Missouri and
  Keokuk, Iowa

Dothan, Alabama    173     WTVY-TV          4              CBS           3                1                8                69%
Panama City,       157     WTVY-TV          4              CBS           4                3                4                67%
  Florida

Harrisonburg,      177     WHSV-TV          3              ABC           1                1                7                76%
  Virginia

Bowling Green,     182     WBKO-TV         13              ABC           2                1                8                56%
  Kentucky

Meridian,          183     WTOK-TV         11              ABC           3                1                8                54%
  Mississippi

Parkersburg,       186     WTAP-TV         15              NBC           1                1               10                78%
  West Virginia

Cheyenne,          195     KGWN-TV          5              CBS           3                1(h)             5(h)             73%(h)
  Wyoming and      195     KSTF-TV(e)      10              CBS            (g)              (h)              (h)                (h)
  Scottsbluff,     195     KTVS-TV(e)       3              CBS            (g)              (h)              (h)                (h)
  Nebraska

Casper and         200     KGWC-TV         14              CBS           4                2(i)             3(i)             66%(i)
  Riverton,        200     KGWL-TV(f)       5              CBS            (g)              (i)              (i)                (i)
  Wyoming          200     KGWR-TV(f)      13              CBS            (g)              (i)              (i)                (i)

------------

 (a) Based on data complied from the November 1997 Nielsen surveys.

 (b) Channels 2 through 13 are broadcast over the very high frequency ('VHF') band of the broadcast spectrum and channels 14 through 69 are broadcast over the ultra high frequency ('UHF') band of the broadcast spectrum.

 (c) Station Rank in Market is a Station's rank in the market among all commercial stations in a Station's market, measured by such Station's average rating during the measurement period Sunday through Saturday, 6:00 am to 2:00 am.

 (d) KO2NQ and K11TB are low-power broadcast television stations operated by KMIZ(TV) and distributed primarily via cable television. These two Stations began operating in September 1997 as a single entity operating from one facility and offering an identical programming schedule. Additionally, such Stations are treated as one station for purposes of determining the number of commercial stations in the market and rank in the market.

 (e) Satellite station of KGWN-TV.

 (f) Satellite station of KGWC-TV.

 (g) Satellite stations are not considered distinct stations in this market for Nielsen purposes.

 (h) Station Rank, Station Rating and Cable Penetration information for KGWN-TV includes data for satellite stations KSTF-TV, Scottsbluff, Nebraska and KTVS-TV, Sterling, Colorado, as reported by Nielsen.

 (i) Station Rank, Station Rating and Cable Penetration information for KGWC-TV includes data for satellite stations KGWL-TV, Lander, Wyoming and KGWR-TV, Rock Springs, Wyoming, as reported by Nielsen.

WMTV(TV) (NBC) MADISON, WISCONSIN

     Market Description. The Madison designated market area ('DMA') consists of 11 counties in southwestern Wisconsin. Recent growth in the area has increased the population in the Madison DMA, moving it from the 93rd largest market in 1991 to the 84th largest market in 1997. Madison, the Wisconsin state capital, is located in southcentral Wisconsin, 150 miles north of Chicago, Illinois and 75 miles west of Milwaukee, Wisconsin. The Madison economy is a diverse and stable balance of the industrial, governmental and service sectors. Additionally, agricultural production of corn, alfalfa, tobacco, oats, eggs, cattle, hogs and, of course, dairy products have greatly contributed to further stability in the local economy. Many of the country's leading insurance companies, including American Family Mutual Insurance Group, CUNA Mutual Insurance Company and General Casualty have facilities in Madison. Other prominent corporations with facilities in the area include General Motors Corporation, Meriter Health Services, Oscar Mayer Foods Corporation, Famous Footwear, Lands' End and Rayovac Corporation. Madison is also home to the University of Wisconsin, with approximately 40,000 students.

     Station History and Characteristics. WMTV(TV) was originally licensed in 1953 to serve Madison, Wisconsin. The Madison market is ranked 84th in the United States, with approximately 316,370 television households and a population of approximately 823,000. This market has a cable penetration rate of 62%. WMTV(TV) is broadcast on UHF channel 15 and is an NBC affiliate. There are three other commercial television stations in the Madison DMA, a CBS affiliate which broadcasts on a VHF channel and ABC and Fox affiliates which broadcast on UHF channels. In addition, a UPN affiliate broadcasting on a UHF channel is scheduled to begin operations on May 1, 1998.

     Station Performance. According to the 1997 Nielsen ratings reports, WMTV(TV) was ranked number two in its market with a 4 rating and a 15% share of households viewing television. WMTV(TV) is currently the number three ranked news station in the Madison market. Since being acquired in June 1996 by the Company, the Station has expanded its weekday morning newscast from 30 to 90 minutes and added a weekly local sports program on Sunday evening. Currently, the Station airs 19 hours and five minutes of local news programming per week as opposed to 13 hours and 35 minutes it broadcast each week prior to being acquired by the Company. WMTV(TV)'s special value-added local sales efforts in 1997 included 'Neighborhood WeatherNet,' placing fully-automated weather monitoring systems at local schools, 'Kids Matter,' a program promoting the accomplishments of children, 'Help-A-Thons,' special events mobilizing the community towards a common cause, and 'Share Your Holiday,' Madison's largest annual food drive. Further, the Station provides extensive local coverage of University of Wisconsin and other Big Ten conference basketball and football games. Since being acquired by the Company, the Station has added 'Jeopardy' to its syndicated programming schedule. WMTV(TV)'s first run syndicated programming also includes 'Wheel of Fortune' and 'Live with Regis & Kathie Lee.' In addition, beginning in the fall of 1998, the Station will air 'Hollywood Squares' and 'Donny and Marie.'

WYTV (ABC) YOUNGSTOWN, OHIO

     Market Description. The Youngstown DMA consists of four counties, three of which are in northeastern Ohio and one of which is in western Pennsylvania. Youngstown is situated in northeastern Ohio along the Ohio/Pennsylvania border within 75 miles of Cleveland, Ohio to the northwest and 60 miles of Pittsburgh, Pennsylvania to the southeast. The Youngstown economy is historically based on the processing of steel and allied industries. While still part of a major steel producing area, Youngstown's economy has diversified and is now primarily manufacturing based. Some of the major employers in the area include the Buick, Oldsmobile and Cadillac Division of General Motors Corporation, the Delphi Packard Electric Corporation Division of General Motors Corporation, St. Elizabeth's Health Center, Western Reserve Care System and LTV Steel Tubular Products Division of Republic Steel Works. This area is also the home of Youngstown State University, with approximately 12,000 students.

     Station History and Characteristics. WYTV was originally licensed in 1953 to serve Youngstown, Ohio. The Youngstown market is ranked 97th in the United States, with approximately 273,960 television households and a population of approximately 725,000. This market has a cable penetration rate of 73%. WYTV is broadcast on UHF channel 33 and is an ABC affiliate. The Company acquired WYTV in 1983. The other local stations with which WYTV competes are also UHF stations, one of which is an NBC affiliate and the other of which is a CBS affiliate.

     Station Performance. According to the 1997 Nielsen ratings reports, WYTV was ranked number two in its market with a 5 rating and a 14% share of households viewing television. WYTV currently is the number two ranked news station in this market and broadcasts 16 hours of local news programming per week. WYTV's special value-added local sales efforts in 1997 included 'LiveLine,' a program focusing on issues ranging from health care to legal concerns, 'Success By Six,' a project encouraging educational growth in young children, 'WeatherSchool,' an educational project undertaken with area schools to build interest in weather and science, and 'Hot Fun in the Summertime,' a sales promotion targeting non-traditional advertisers. WYTV's first run and off-network syndicated programming includes 'Wheel of Fortune,' 'Jeopardy,' 'Home Improvement' and 'The Rosie O'Donnell Show.' Additionally, beginning in the fall of 1998, the Station will add 'Friends' to its off-network syndicated programming schedule.

WWLP(TV) (NBC) SPRINGFIELD AND HOLYOKE, MASSACHUSETTS

     Market Description. The Springfield-Holyoke DMA consists of three counties in midwestern Massachusetts running north to south between the New Hampshire/Vermont and Connecticut state borders. Springfield is located in the Pioneer Valley, approximately 25 miles north of Hartford, Connecticut and 85 miles east of Boston, Massachusetts. The Springfield economy has a diversified industrial base. The area's most prominent employers include Massachusetts Mutual Life Insurance Company, Milton Bradley, Inc., Monsanto Company, Friendly Ice Cream Corporation, Spalding Sports Worldwide and Baystate Medical Center. Many universities and colleges are located in this region, including, the University of Massachusetts, with a student population of approximately 23,000, Amherst College, Smith College and Mount Holyoke College. Springfield is also the home of the Naismith Memorial Basketball Hall of Fame.

     Station History and Characteristics. WWLP(TV) was originally licensed in 1953 to serve the greater Springfield area. Springfield-Holyoke is the 103rd largest market in the United States, with approximately 243,020 television households and a population of approximately 666,000. This market has a cable penetration rate of 82%. WWLP(TV) is broadcast on UHF channel 22 and is an NBC affiliate. The Company acquired WWLP(TV) in June 1996. The only other commercial television station in this market is an ABC affiliate which also broadcasts on a UHF channel. WWLP(TV) also competes with a CBS affiliate on a VHF channel and, to a lesser extent, a Fox affiliate on a UHF channel both of which are broadcast from Hartford, Connecticut.

     Station Performance. According to the 1997 Nielsen ratings reports, WWLP(TV) was ranked number one in its market with a 6 rating and 21% share of households viewing television. WWLP(TV) is the number one ranked news station in this market and currently broadcasts 24 hours of local news programming per week. WWLP(TV)'s special value-added local sales efforts in 1997 included 'As Schools Match Wits,' the nation's longest running locally produced quiz show in which area high school students compete academically, participation in the Easter Seals and Children's Miracle Network Telethons, and various community projects run in conjunction with organizations such as The Ronald McDonald House, The Girl Scouts, Alzheimers Association, and The United Way. WWLP(TV)'s first run syndicated programming includes 'Wheel of Fortune,' 'Jeopardy' and 'Live with Regis & Kathie Lee.' Additionally, beginning in the fall of 1998, the Station will add 'The Roseanne Show' to its first run syndicated programming schedule.

WILX-TV (NBC) LANSING, MICHIGAN

     Market Description. The Lansing DMA consists of five counties in southcentral Michigan. Lansing is the state capital of Michigan and is located approximately 75 miles west of Detroit, Michigan. The Lansing economy is diversified among the manufacturing, education and service industries. Prominent employers in the area include General Motors Corporation, Meijer, Inc., Michigan Capital Healthcare and Michigan National Bank. Additionally, there are many smaller companies, employing in excess of

3,000 people, that provide auto parts to General Motors. Moreover, KieKert AG and Swedish Plannja HardTeck plan on constructing new plants in the Lansing area. Lansing is also home to the largest university in Michigan, Michigan State University, with more than 40,000 students and 12,000 faculty and staff.

     Station History and Characteristics. WILX-TV was originally licensed in 1957 to Onondaga, Michigan. The Lansing market is ranked 105th in the United States, with approximately 236,150 television households and a population of approximately 638,000. This market has a cable penetration rate of 67%. WILX-TV is broadcast on VHF channel 10 and is an NBC affiliate. WILX-TV competes with three other commercial stations in this market, a CBS affiliate which also broadcasts on a VHF channel and ABC and Fox affiliates which broadcast on UHF channels.

     Station Performance. According to the 1997 Nielsen ratings reports, WILX-TV was ranked number two in its market with a 4 rating and a 15% share of households viewing television. WILX-TV is currently the number two ranked news station in this market. Since being acquired in June 1996 by the Company, the Station has expanded its weekday morning newscast from 60 to 90 minutes. Currently, the Station airs 21 hours and 10 minutes of local news programming per week as opposed to 18 hours and 40 minutes it broadcast each week prior to being acquired by the Company. Additionally, WILX-TV airs the only weekend morning newscast in its market. WILX-TV's special value-added local sales efforts in 1997 included 'Kids Count,' a campaign to reach mentors for children, 'Route 10,' a series of human interest reports from Mid-Michigan and 'First Class,' a project saluting successes in the educational arena. Since being acquired by the Company, the Station has added 'Sally Jessy Raphael' to its syndicated programming schedule. WILX-TV's first run and off-network syndicated programming also includes 'Wheel of Fortune,' 'Jeopardy,' 'Seinfeld' and 'Live with Regis & Kathie Lee.' In addition, the Station has added 'The Roseanne Show' to its syndicated programming schedule for the fall of 1998.

WHOI(TV) (ABC) PEORIA AND BLOOMINGTON, ILLINOIS

     Market Description. The Peoria-Bloomington DMA consists of nine counties located in central Illinois. Peoria is located approximately 150 miles southwest of Chicago, Illinois and 170 miles north of St. Louis, Missouri. The major economic sectors in the area include agriculture, manufacturing and information technology. Prominent employers in the greater Peoria area include Caterpillar, Inc., State Farm Insurance, Saint Francis Medical Center, Diamond Star Motors and Methodist Medical Center. This area is also home to Illinois State University, with approximately 18,000 students and 3,100 employees, as well as Bradley University and the University of Illinois School of Medicine.

     Station History and Characteristics. WHOI(TV) was originally licensed in 1953 to serve Peoria, Illinois. The Peoria-Bloomington market is ranked 110th in the United States, with approximately 225,370 television households and a population of approximately 600,000. This market has a cable penetration rate of 72%. WHOI(TV) is broadcast on UHF channel 19 and is an ABC affiliate. There are three other commercial stations in this market, affiliates of CBS, NBC and Fox. All of these competitor stations are also broadcast on UHF channels.

     Station Performance. According to the 1997 Nielsen ratings reports, WHOI(TV) was ranked number three in its market with a 4 rating and a 13% share of households viewing television. WHOI(TV) currently is the number three ranked news station in this market. Since being acquired in June 1996 by the Company, the Station has added a weekday newscast at 5:00 pm and expanded its morning newscast from 60 to 90 minutes. Currently, the Station airs 18 hours and 30 minutes of local news programming per week as opposed to 13 hours and 30 minutes it broadcast each week prior to being acquired by the Company. WHOI(TV)'s special value-added local sales efforts in 1997 included 'Foodshare Canathon,' a community food drive, 'Touch-A-Topic,' a free phone service allowing viewers access to hundreds of useful topics and 'First Warn,' providing weather information on a 24-hour basis. In addition WHOI(TV) sponsors community events such as 'The Peoria Art Guild Fine Art Fair,' 'The John Keets March for AIDS Research and Education' and 'The Jingle Bell Run for Arthritis.' WHOI(TV)'s first run and off-network syndicated programming includes 'Home Improvement,' 'Live with Regis & Kathie Lee,' 'Entertainment Tonight' and 'Married . . . With Children.'

Additionally, beginning in the fall of 1998, the Station will add 'The Roseanne Show' to its first run syndicated programming schedule.

KCOY-TV (CBS) SANTA BARBARA, SANTA MARIA AND SAN LUIS OBISPO, CALIFORNIA

     Market Description. The Santa Barbara - Santa Maria - San Luis Obispo DMA consists of two counties on the southcentral coast of California. Santa Maria is approximately 170 miles north of Los Angeles and 270 miles south of San Francisco. The region has a stable economic base which includes agriculture, transportation, oil, tourism and manufacturing. Prominent corporations with facilities in the area include Raytheon Company, Delco Systems Operations, Chevron USA, Santa Barbara Research (a subsidiary of the Hughes Corporation), Applied Magnetics Corp. and Lockheed Martin Corporation. The area is also site of the Vandenberg United States Air Force Base with approximately 9,000 military, civil service and civilian employees. Currently, the base is not on the government list of facilities to be closed, but there can be no assurance that such status will not change in the future. Additionally, the University of California at Santa Barbara and California Polytechnic University, with an aggregate student population of approximately 34,000, are located within this DMA.

     Station History and Characteristics. KCOY-TV was originally licensed in 1964 to serve Santa Maria, California. The Santa Barbara - Santa Maria - San Luis Obispo market is ranked 115th in the United States, with approximately 216,820 television households and a population of approximately 630,000. This market has a cable penetration rate of 83%. KCOY-TV is broadcast on VHF channel 12 and is a CBS affiliate. There are three other commercial stations in this market, ABC and NBC affiliates which broadcast on VHF channels and a Fox affiliate which broadcasts on a UHF channel. Until recently, KCOY-TV was negatively impacted by the cable television retransmission in Santa Barbara of KCBS, Los Angeles, California. However, in September 1995, KCOY-TV was granted non-duplication protection against KCBS and is now the only CBS affiliate whose programming is available on the Santa Barbara cable system.

     Station Performance. According to the 1997 Nielsen ratings reports, KCOY-TV was ranked number two in its market with a 3 rating and a 10% share of households viewing television. KCOY-TV currently is the number three ranked news station in this market. Since being acquired in June 1996 by the Company, the Station has added an hour-long weekday morning newscast and a weekday newscast at 5:00 pm. Currently, the Station airs 22 hours of local news programming per week as opposed to 11 hours and 35 minutes it broadcast each week prior to being acquired by the Company. KCOY-TV's special value-added local sales efforts in 1997 included 'Health and Fitness Drive,' a campaign to promote health and fitness in the community, 'Santa Maria Symphony Drive,' a project to create awareness and support of the arts, 'WeatherNet,' placing fully-automated weather monitoring systems at local schools and 'The Crystal Apple Awards,' saluting area teachers. Further KCOY-TV sponsors local events such as 'The Santa Barbara Autumn Arts & Wine Festival' and 'Danish Days.' KCOY-TV's first run syndicated programming includes 'Montel Williams,' 'Martha Stewart Living,' 'Entertainment Tonight' and 'Real TV.' Additionally, beginning in the fall of 1998, the Station will add 'Hollywood Squares' to its first run syndicated programming schedule.

KDLH-TV (CBS) DULUTH, MINNESOTA AND SUPERIOR, WISCONSIN

     Market Description. The Duluth-Superior DMA consists of 13 counties, seven of which are in northeastern Minnesota, five of which are in northwestern Wisconsin and one of which is in the upper peninsula of Michigan. Duluth, Minnesota and Superior, Wisconsin are adjacent to each other and are approximately 150 miles from Minneapolis, Minnesota. The Duluth-Superior economy, historically based on mining and shipping, also includes the fishing, food products, paper, education, medical, timber and tourism industries. Duluth is one of the major United States ports from which iron ore, taconite, coal, lumber, cement, grain, paper and chemicals are shipped. Prominent corporations with facilities in the area include Minnesota Power, US West Communications, Duluth, Missabe & Iron Range Railway Co., Lake Superior Paper Industries, Potlatch Corporation, Boise Cascade, Burlington Northern Sante Fe Railway, Georgia-Pacific Corporation, U.S. Steel, National Steel Pellet Co. and Norwest Bank-Minnesota North. The region is also host to a number of colleges and universities, including the University of Minnesota-Duluth ('UMD'), UMD Medical School, College of St. Scholastica, Northland

College and the University of Wisconsin-Superior. In addition, the area's extensive forests and numerous lakes have fostered a local tourism industry and attract thousands of tourists annually who camp, hike, ski, fish and boat in hundreds of state and Federal parks.

     Station History and Characteristics. KDLH-TV was originally licensed in 1954 to serve the Duluth, Minnesota-Superior, Wisconsin metropolitan area. The Duluth-Superior market is ranked 134th in the United States, with approximately 169,270 television households and a population of approximately 431,000. This market has a cable penetration rate of 51%. KDLH-TV is broadcast on VHF channel 3 and is a CBS affiliate. The Company acquired KDLH-TV in 1985. KDLH-TV competes with both an ABC and NBC affiliate which are also broadcast on VHF channels.

     Station Performance. According to the 1997 Nielsen ratings reports, KDLH-TV was ranked number two in its market with a 5 rating and a 17% share of households viewing television. KDLH-TV currently is the number three ranked news station in this market and broadcasts 16 hours and 30 minutes of local news programming per week. KDLH-TV's special value-added local sales efforts in 1997 included 'Safe Kids Expo,' an event promoting and teaching child safety, 'Our Town,' programs providing one week salutes to area communities, 'Zoo Year's Eve,' an annual family event held at the Lake Superior Zoo, the exclusive television sponsorship of the Duluth Bayfront Blues Fest which had attendance of approximately 75,000 and various projects under the 'Volunteer 3' banner. KDLH-TV also presents local coverage of UMD Bulldog Hockey and area high school hockey. KDLH-TV's first run and off-network syndicated programming includes 'Seinfeld,' 'Montel Williams,' 'Martha Stewart Living' and 'Frasier.' In addition, the Station will begin airing 'The Roseanne Show' and 'Donny & Marie' in the fall of 1998.

WIFR-TV (CBS) ROCKFORD, ILLINOIS

     Market Description. The Rockford DMA consists of five counties in northern Illinois. Rockford is approximately 80 miles west of Chicago, Illinois. The Rockford economy, historically centered on manufacturing, has recently diversified with the growth of service-based industries such as healthcare, insurance and financial services. Nevertheless, manufacturing still represents the largest source of private employment in Rockford, known as the 'Fastener Capital of the World.' Prominent corporations with facilities located in the greater Rockford area include Chrysler Corporation, Sundstrand Corporation, Ingersoll Milling Machine Co., Barber-Colman Company, Elco Industries, Inc. and Warner-Lambert Company. One of the largest employers in the service industry in this area is Rockford Memorial Hospital. Other service industry employers in the area include AMCORE Bank N.A., and Blue Cross/Blue Shield of Illinois. Additionally, United Parcel Service completed construction of a major facility at the Rockford Airport in late 1994, which functions as its distribution center for the entire mid-western region of the United States.

     Station History and Characteristics. WIFR-TV was licensed in 1965 to Freeport, Illinois to serve the greater Rockford market. Rockford is the 135th largest market in the United States, with approximately 166,510 television households and a population of approximately 438,000. This market has a cable penetration rate of 69%. WIFR-TV is broadcast on UHF channel 23 and is a CBS affiliate. The Company acquired WIFR-TV in 1986. There are three other licensed commercial television stations in the Rockford market, of which two are UHF stations and one is a VHF station. Although the VHF station's signal extends to a larger geographical area than any of the UHF stations, including WIFR-TV, such area is outside the Rockford DMA and does not impact audience ratings or shares within the DMA. The other three stations in this market are affiliated with ABC, NBC and Fox.

     Station Performance. According to the 1997 Nielsen ratings reports, WIFR-TV was ranked number one in its market with a 5 rating and a 17% share of households viewing television. WIFR-TV currently is the number one ranked news station in this market. The Station has recently expanded its weekday morning newscast from 60 to 90 minutes and airs 21 hours and 30 minutes of local news programming per week. WIFR-TV's special value-added local sales efforts in 1997 included a summer long promotion called 'Celebrate Rockford,' and a fourth quarter promotion called 'Kids Checks,' which generated local revenue and raised money for local schools. In January 1998, WIFR-TV broadcast a two hour telethon in prime-time and raised over $100,000 for a local homeless shelter. WIFR-TV is also this market's Big Ten Football and Basketball network station. WIFR-TV's first run syndicated programming includes 'The Oprah Winfrey Show,' 'Inside Edition' and 'Martha Stewart Living.' Additionally, beginning in the fall of 1998, the Station will add 'The Roseanne Show' to its first run syndicated programming schedule.

WSAW-TV (CBS) WAUSAU AND RHINELANDER, WISCONSIN

     Market Description. The Wausau-Rhinelander DMA consists of 11 counties in central Wisconsin bisected by the Wisconsin River. Wausau is approximately 90 miles west of Green Bay, Wisconsin and 180 miles east of Minneapolis, Minnesota. The Wausau economy, historically based on the timber industry, has diversified into the farming, manufacturing and service sectors. The area continues to be one of the nation's leading producers of cheddar cheese and ginseng. Prominent corporations with facilities in the greater Wausau area include Wausau Insurance Companies, Sentry Insurance, Kolbe & Kolbe Millwork, Inc., Weyerhauser Co., Consolidated Papers, Inc., Ore-Ida Foods, Inc., Marathon Cheese Corp. and Georgia-Pacific Corporation. The area is also home to the University of Wisconsin-Stevens Point with approximately 10,000 students and the University of Wisconsin-Marathon Center with a student population of approximately 1,300.

     Station History and Characteristics. WSAW-TV was originally licensed in 1954 to serve Wausau, Wisconsin. The Wausau-Rhinelander market is ranked 136th in the United States, with approximately 162,820 television households and a population of approximately 438,000. This market has a cable penetration rate of 53%. WSAW-TV is broadcast on VHF channel 7 and is a CBS affiliate. WSAW-TV competes with affiliates of ABC and NBC which are also broadcast on VHF channels.

     Station Performance. According to the 1997 Nielsen ratings reports, WSAW-TV was ranked number one in its market with a 6 rating and a 24% share of households viewing television. WSAW-TV currently is the number two ranked news station in the market. Since being acquired in June 1996 by the Company, the Station has added an hour-long weekday morning newscast and a weekday newscast at 5:00 pm. Currently, the Station airs 22 hours and 45 minutes of local news programming per week as opposed to 16 hours and 45 minutes it broadcast each week prior to being acquired by the Company. WSAW-TV's special value-added local sales efforts in 1997 included 'WeatherSchool,' an educational project undertaken with area schools to build interest in weather and science, 'WeatherNet,' placing fully-automated weather monitoring systems at local schools and 'Behind The Headlines,' a weekly news magazine designed to inform and educate viewers about current local issues. WSAW-TV's first run and off-network syndicated programming includes 'Home Improvement,' 'Live with Regis & Kathie Lee,' 'Montel Williams' and 'Martha Stewart Living.' In addition, the Station will begin airing 'The Roseanne Show' in the fall of 1998.

WTRF-TV (CBS) WHEELING, WEST VIRGINIA AND STEUBENVILLE, OHIO

     Market Description. The Wheeling-Steubenville DMA consists of 12 counties, six of which are in northwestern West Virginia and six of which are in eastern Ohio. Located in the Ohio Valley, Wheeling and Steubenville are situated along opposite sides of the Ohio River approximately 25 miles apart. Wheeling is approximately 55 miles southwest of Pittsburgh, Pennsylvania and approximately 120 miles east of Columbus, Ohio. The area's economy, historically based on heavy manufacturing, has diversified into the manufacturing, services and advanced technology sectors. Prominent corporations with facilities in this region include Wheeling Pittsburgh Steel Corporation, TIMET, Bayer Pharmaceutical, Inc., PPG Industries and Consolidation Coal Company. Wheeling is also home to the National Technology Transfer Center, an independent organization formed to provide private business and industry with a central access point for the knowledge and data gathered by the Federal government's 100,000 research professionals.

     Station History and Characteristics. WTRF-TV was originally licensed in 1953 to serve the Wheeling, West Virginia market. The Wheeling-Steubenville market is ranked 138th in the United States, with approximately 157,770 television households and a population of approximately 409,000. This market has a cable penetration rate of 77%. WTRF-TV is broadcast on VHF channel 7 and is a CBS affiliate. There is one other commercial station in this market, an NBC affiliate also broadcast on a VHF channel.

     Station Performance. According to the 1997 Nielsen ratings reports, WTRF-TV was ranked number two in its market with a 7 rating and an 18% share of households viewing television. WTRF-TV currently is the number two ranked news station in this market. Since being acquired in June 1996 by the Company, the Station has added an hour-long weekday morning newscast at 5:00 am. Currently, the Station airs 24 hours and 53 minutes of local news programming per week as opposed to 19 hours and 53 minutes it broadcast prior to being acquired by the Company. WTRF-TV's special value-added local sales efforts in 1997 included 'HealthLine,' a live program offering information and seminars to seniors and 'Best of the Class,' a program recognizing accomplished students. In addition, the Station produces 'Call It Home,' one week salutes to area communities and 'The Santa Claus Program,' which provides children the opportunity to write letters to Santa c/o WTRF-TV as part of a long-running holiday event. WTRF-TV's first run and off-network syndicated programming includes 'Home Improvement,' 'Live with Regis & Kathie Lee,' 'Martha Stewart Living,' 'Grace Under Fire' and 'Frasier.' In addition, the Station will begin airing 'Hollywood Squares' in the fall of 1998.

WIBW-TV (CBS) TOPEKA, KANSAS

     Market Description. The Topeka DMA consists of 15 counties in northeastern Kansas. Topeka, the capital of Kansas, is located near the geographic center of the United States, approximately 60 miles west of Kansas City, Missouri and 120 miles south of Omaha, Nebraska. This area's diversified economy includes concentrations in the agriculture, manufacturing and service industries. Major employers in this market include Goodyear Tire & Rubber Company, Payless ShoeSource, Jostens Printing and Publishing, Hallmark Cards, Inc., Frito-Lay, Inc., Burlington Northern Santa Fe Railway, Blue Cross/Blue Shield of Kansas, Stormont-Vail Regional Medical Center and Menninger Hospital and School of Psychiatric Medicine. The region is also home to several universities including the University of Kansas, Kansas State University, Washburn University of Topeka and Emporia State University, with an aggregate student population in excess of 60,000.

     Station History and Characteristics. WIBW-TV was originally licensed in 1953 to serve Topeka, Kansas. The Topeka market is ranked 139th in the United States with approximately 156,800 television households and a population of 414,000. This market has a cable penetration rate of 72%. WIBW-TV is broadcast on VHF channel 13 and is a CBS affiliate. The other two commercial stations in the market, affiliates of ABC and NBC, are broadcast on UHF channels with smaller broadcast coverage than WIBW-TV.

     Station Performance. According to the 1997 Nielsen ratings reports, WIBW-TV was ranked number one in its market with a 6 rating and a 22% share of households viewing television. WIBW-TV currently is the number one ranked news station in this market. Since being acquired in June 1996 by the Company, the Station has expanded its weekday morning newscast from 30 minutes to two hours. Currently, the Station airs 22 hours and 30 minutes of local news programming per week as opposed to 15 hours it broadcast each week prior to being acquired by the Company. WIBW-TV's special value-added local sales efforts in 1997 included 'WeatherSchool,' an educational project undertaken with area schools to build interest in weather and science, 'WeatherNet,' placing fully-automated weather monitoring systems at local schools, and participation in such events as 'The MDA Telethon,' 'The Great Topeka Duck Race' and 'The Bridal Fair.' Further WIBW-TV produces the long-running quiz show 'High Q' and presents the annual 'CBS-13 Christmas Parade.' WIBW-TV's first run syndicated programming includes 'Wheel of Fortune,' 'Montel Williams' and 'Martha Stewart Living.' Additionally, beginning in the fall of 1998, the Station will add 'The Roseanne Show' to its first run syndicated programming schedule.

KAUZ-TV (CBS) WICHITA FALLS, TEXAS AND LAWTON, OKLAHOMA

     Market Description. The Wichita Falls-Lawton DMA consists of 17 counties, 11 of which are in northcentral Texas and six of which are in southwestern Oklahoma. Wichita Falls is located in the cross timbers section of the North Central Plains of Texas, approximately 60 miles south of Lawton, Oklahoma and approximately 125 miles from Dallas, Texas and Oklahoma City, Oklahoma. The Wichita Falls-Lawton economy, historically based on agriculture, ranching and petroleum, also includes the manufacturing, transportation, tourism and service industries. Prominent corporations with facilities in the area include the Cryovac Division of W.R. Grace & Co., the Mechanics Tools Division of Stanley Works, Levi Strauss & Company, PPG Industries and Goodyear Tire & Rubber Co. In addition, in 1995 the Texas Department of Criminal Justice ('TDCJ') opened its James V. Allred Unit in Wichita Falls adding approximately 875 jobs to the area. The TDCJ has announced expansion plans for this Unit which is expected to create an additional 200 local jobs. The area is also home to the Sheppard United States Air Force Base which trains over 20,000 military, civilian and allied students, annually. Currently, the base is not on the government list of facilities to be closed, but there can be no assurance that such status will not change in the future.

     Station History and Characteristics. KAUZ-TV was originally licensed in 1953 to serve the Wichita Falls area. The Wichita Falls-Lawton market is ranked 144th in the United States, with approximately 152,400 television households and a population of approximately 418,000. This market has a cable penetration rate of 68%. KAUZ-TV is broadcast on VHF channel 6 and is a CBS affiliate. KAUZ-TV competes with three other commercial stations in this market, ABC and NBC affiliates which broadcast on VHF channels and a Fox affiliate which broadcasts on a UHF channel.

     Station Performance. According to the 1997 Nielsen ratings reports, KAUZ-TV was ranked number one in its market with a 5 rating and a 15% share of households viewing television. KAUZ-TV currently is the number three ranked news station in this market. Currently, the Station airs 15 hours of local news programming per week as opposed to 14 hours and 30 minutes it broadcast each week prior to being acquired by the Company. KAUZ-TV's special value-added local sales efforts in 1997 included 'Safe Kids Safari,' an event promoting and teaching child safety, 'The Texoma Farm and Ranch Show,' a program presenting the latest agricultural products and services and 'Race For The Cure,' an annual event to benefit cancer research. In addition, KAUZ-TV presents 'Friday Night High School Football Update' and a local sports program focusing on Midwestern State University Football. Since being acquired in June 1996 by the Company, the Station has added 'Jeopardy' and 'Sally Jessy Raphael' to its first run syndicated programming schedule. KAUZ-TV's first run syndicated programming also includes 'Wheel of Fortune,' 'The Oprah Winfrey Show' and 'The Jerry Springer Show.'

KMIZ(TV) (ABC) COLUMBIA AND JEFFERSON CITY, MISSOURI
KO2NQ (FOX) COLUMBIA, MISSOURI
K11TB (FOX) JEFFERSON CITY, MISSOURI

     Market Description. The Columbia-Jefferson City DMA consists of 14 counties in central Missouri. Columbia and Jefferson City, approximately 30 miles apart, are situated in the center of Missouri within 125 miles of Kansas City, Missouri to the west and St. Louis, Missouri to the east. The Columbia-Jefferson City economy is based primarily on education, health, insurance and agriculture. Additionally, Jefferson City is the capital of Missouri adding governmental employment to the economic base of the area that has been called a recession resistant community due to its diversity and stable economy. Prominent corporations with facilities in this market include Toastmaster, Inc., State Farm Insurance Companies, Shelter Insurance Companies, Quaker Oats, Columbia Foods, Scholastic Books, ABB Power T&D Company, Dana Corporation, 3M and A.B. Chance Company. The area is also home to the University of Missouri, with approximately 24,000 students and 13,000 employees. In addition, the Fort Leonard Wood United States Army Base and the Whitman United States Air Force Base are located within this market. Currently, these locations are not on the government list of facilities to be closed, but there can be no assurance that such status will not change in the future.

     Station History and Characteristics. KMIZ(TV) was originally licensed in 1971 to serve the Columbia-Jefferson City, Missouri area. The Columbia-Jefferson City market is ranked 145th in the United States, with approximately 147,850 television households and a population of approximately 395,000. This market has a cable penetration rate of 61%. KMIZ(TV) is broadcast on UHF channel 17 and is an ABC affiliate. KMIZ(TV) competes with three full power commercial stations, affiliates of CBS and NBC, which broadcast on VHF channels, and a Warner Bros. affiliate, which broadcasts on a UHF channel.

     Station Performance. According to the 1997 Nielsen ratings reports, KMIZ(TV) was ranked number three in its market with a 3 rating and a 12% share of households viewing television. KMIZ(TV) currently is the number three ranked news station in this market. Since being acquired in

June 1996 by the Company, the Station has added a weekday 5:00 pm newscast and a weekday rebroadcast of its 10:00 pm newscast. In addition, KMIZ(TV) has added an hour-long weekday morning newscast. Currently, the Station airs 20 hours and 27 minutes of local news programming per week as opposed to 8 hours and 51 minutes it broadcast each week prior to being acquired by the Company. KMIZ(TV)'s special value-added local sales efforts in 1997 included the sponsorship and live broadcast of the 'Fire in the Sky' Fourth of July fireworks celebration, 'Partners in Education' and 'Excellence in Mid-Missouri,' two campaigns to recognize and encourage educational development, and numerous events benefiting area charities such as The American Heart Association, Central Missouri Food Bank, The Leukemia Society and The March of Dimes. Since being acquired by the Company, the Station has added 'The Rosie O'Donnell Show' to its first run syndicated programming schedule. KMIZ(TV)'s first run and off-network syndicated programming also includes 'Home Improvement,' 'Seinfeld,' 'Live with Regis & Kathie Lee' and 'Mad About You.' In addition, KMIZ(TV) will begin airing 'The Roseanne Show' in the fall of 1998.

     During August 1997, the Company completed the purchase of the television broadcasting licenses and certain equipment of two low-power television stations located in Columbia and Jefferson City, Missouri for a purchase price of $0.2 million. One-half of the purchase price was paid at closing with the remainder due in two installments during 1998 and 1999. Concurrently with such purchase, the Company entered into network affiliation agreements for such Stations with the Fox Television Network. These two Stations began operating in September 1997 as a single entity operating from one facility and offering an identical programming schedule. K02NQ is broadcast on VHF channel 2 and K11TB is broadcast on VHF channel 11. However, these Stations are jointly known as 'Fox 11' based on their channel position on most area cable systems which provide the primary means of distribution. This market has a cable penetration rate of 61%. Additionally, for purposes of all Nielsen statistics, these Stations are treated as one entity. Fox 11's first run and off-network programming includes 'Fraiser,' 'Hard Copy,' 'Judge Judy' and 'Star Trek: The Next Generation.' Additionally, these Stations have acquired the rights to broadcast 'The Nanny' beginning in the fall of 1998.

KOSA-TV (CBS) ODESSA AND MIDLAND, TEXAS

     Market Description. The Odessa-Midland DMA consists of 19 counties, 18 of which are in southwestern Texas and one of which is in southeastern New Mexico. Odessa, the largest city in the Permian Basin, is approximately 300 miles east of El Paso, Texas and 350 miles west of Dallas, Texas. The Odessa-Midland economy is historically based on the oil and gas industry. The area has recently diversified into the manufacturing and industrial services sectors, although ties to the energy sector remain very significant. Some of the major employers in the area include Phillips Petroleum Company, Exxon Corporation, the Shell Oil Co. Odessa Refinery, EVI-Highland Pump Company, Rexene Corporation, Ref-Chem Corporation, Texas Instruments Inc. and Medical Center Hospital. Odessa is also home to the University of Texas of the Permian Basin, Texas Tech University Health Sciences Center at Odessa and Odessa College, with an aggregate student enrollment of approximately 7,000.

     Station History and Characteristics. KOSA-TV was originally licensed in 1956 to serve Odessa, Texas. The Odessa-Midland market is ranked 150th in the United States, with approximately 133,740 television households and a population of approximately 383,000. This market has a cable penetration rate of 74%. KOSA-TV is broadcast on VHF channel 7 and is a CBS affiliate. The Company acquired KOSA-TV in June 1996. There are three other commercial stations in the market, ABC and NBC affiliates which broadcast on VHF channels and a Fox affiliate which broadcasts on a UHF channel.

     Station Performance. According to the 1997 Nielsen ratings reports, KOSA-TV was ranked number two in its market with a 4 rating and a 14% share of households viewing television. KOSA-TV currently is the number three ranked news station in the market and broadcasts 11 hours of local news programming each week. The Station plans to expand its weekend news coverage and add a one hour weekday morning news program later this year. KOSA-TV's special value-added local sale efforts in 1997 included 'The Ector County Foodbank Telethon,' 'The Permian Basin Fair' and 'Cop of the Week,' a sponsored project saluting excellence in local law enforcement. In addition, KOSA-TV produces sports programs focusing on area high school football teams and the local minor league hockey team. KOSA-TV's first run and off-network syndicated programming includes 'Live With Regis

& Kathie Lee,' 'Montel Williams,' 'Grace Under Fire' and 'Married . . . With Children.' Additionally, beginning in the fall of 1998, the Station will add 'The Roseanne Show' to its first run syndicated programming schedule.

KHQA-TV (CBS) QUINCY, ILLINOIS, HANNIBAL, MISSOURI AND KEOKUK, IOWA

     Market Description. The Quincy-Hannibal-Keokuk DMA consists of 17 counties, eight of which are in western Illinois, eight of which are in northeastern Missouri and one of which is in southeastern Iowa. Quincy, Illinois and Hannibal, Missouri are situated on opposite sides of the Mississippi River approximately 100 miles northwest of St. Louis, Missouri. Keokuk, Iowa is also located along the Mississippi River approximately 40 miles north of the Quincy-Hannibal area. The local economy is predominantly agricultural. This market is considered one of the largest soybean, hog and corn producing areas in the nation. Prominent corporations with facilities in this market include Moorman Manufacturing Company, American Cyanamid Company, Archer-Daniels Midland, Pillsbury, Inc., Quincy Soybean Co., Harris Corporation, Shaeffer Pen Company and Buckhorn Rubber Products.

     Station History and Characteristics. KHQA-TV was originally licensed in 1953 to serve the greater Quincy, Illinois-Hannibal, Missouri market. The Quincy-Hannibal-Keokuk market is ranked 160th in the United States, with approximately 111,400 television households and a population of approximately 309,000. This market has a cable penetration rate of 61%. KHQA-TV is broadcast on VHF channel 7 and is a CBS affiliate. The Company acquired KHQA-TV in 1986. There is one other commercial station in this market, an NBC affiliate carried on a VHF channel. In January 1998, KHQA-TV relocated to a new 18,000 square foot state-of-the-art digital television facility in Quincy, Illinois.

     Station Performance. According to the 1997 Nielsen ratings reports, KHQA-TV was ranked number one in its market with a 7 rating and a 23% share of households viewing television. KHQA-TV currently is the number two ranked news station in this market and broadcasts 13 hours and 30 minutes of local news programming each week. KHQA-TV's special value-added local sales efforts in 1997 included '7 Who Care,' a program saluting area volunteers, 'Kids Who Care,' a campaign to teach and promote child safety, 'Made in the Tri-States' and 'Beyond the Book,' news projects focusing on area businesses and schools, and 'The Holiday Shopping Show,' a sales promotion presenting holiday shopping ideas. KHQA-TV's first run and off-network syndicated programming includes 'Wheel of Fortune,' 'Jeopardy,' 'Seinfeld,' 'The Oprah Winfrey Show' and the recently acquired 'The Rosie O'Donnell Show.'

WTVY-TV (CBS) DOTHAN, ALABAMA AND PANAMA CITY, FLORIDA

     Market Description. WTVY-TV is one of the few television stations in the United States that serves two DMAs. The Dothan DMA consists of six counties, five of which are in southeastern Alabama and one of which is in southwestern Georgia. Dothan is located approximately 90 miles southeast of Montgomery, Alabama and 80 miles north of Panama City, Florida. The Panama City DMA consists of nine counties in the middle of the Florida Panhandle.

     The Dothan economy, historically agricultural, is currently evenly distributed among the service, light manufacturing and agricultural sectors. Dothan is known as the 'Peanut Capital of the World,' producing 25% of all peanuts grown in the United States. Peanuts account for half of the area's farm income, with cattle, poultry, corn, wheat, soybeans, cotton, fruits and vegetables making up the other half. Prominent corporations with facilities in the area include the Sony Corporation, Perdue Farms, Inc., General Electric Company and AAA Cooper Transport Company. Dothan is also home to the area's largest regional shopping mall, two regional hospitals and five educational institutions offering collegiate, technical and vocational studies. The Dothan DMA is also the site of the Fort Rucker United States Army Aviation Station. Currently, the base is not on the government list of facilities to be closed, but there can be no assurance that such status will not change in the future.

     Panama City is the county seat of Bay County, Florida and is located on the Gulf of Mexico at the mouth of St. Andrew's Bay. The Panama City economy is heavily based on year-round tourism as a result of its affordability when compared to other Florida beach areas. Prominent corporations in the area include the Champion Paper Company and Stone Container Corporation, as well as more than 100 other manufacturers. The Panama City DMA is also the site of the Tyndall United States Air Force Base and the Coastal Systems Station of the United States Navy. Currently these locations are not on the government list of facilities to be closed, but there can be no assurance that such status will not change in the future. In addition, Panama City has a foreign trade zone and deep water port, rail transportation and easy access to Interstate-10, the Jacksonville, Florida to New Orleans, Louisiana Interstate highway.

     Station History and Characteristics. WTVY-TV, originally licensed in 1955 to serve the Dothan, Alabama metropolitan area, currently serves the DMAs of Dothan, Alabama and Panama City, Florida. The Dothan market is ranked 173rd in the United States, with approximately 86,390 television households and a population of approximately 230,000, while the Panama City market is ranked 157th with approximately 117,220 television households and a population of approximately 303,000. The Dothan market has a cable penetration rate of 69% and the Panama City market has a cable penetration rate of 67%. If combined, these two markets would rank as the 123rd largest market in the United States. WTVY-TV is broadcast on VHF channel 4 and is a CBS affiliate. The Company acquired WTVY-TV on March 31, 1995. WTVY-TV competes with two other stations in the Dothan market, affiliates of ABC and Fox which broadcast on UHF channels. In the Panama City market, WTVY-TV competes with three other commercial stations, affiliates of ABC and NBC which broadcast on VHF channels and a Fox affiliate which broadcasts on a UHF channel.

     Station Performance. According to the 1997 Nielsen ratings reports, WTVY-TV was ranked number one in the Dothan market with an 8 rating and a 25% share of households viewing television. It was also ranked third in the Panama City market with a 4 rating and a 12% share of households viewing television. WTVY-TV currently is the number one ranked news station in the Dothan market and broadcasts 16 hours of local news programming each week. WTVY-TV's special value-added local sales efforts in 1997 included 'Hometown Salutes,' saluting area communities, 'LiveLine,' live call-in programs focusing on issues such as health, 'Energy for Education,' a campaign to recognize superior students and teachers and 'WeatherSchool,' an educational project undertaken with area schools to build interest in weather and science. WTVY-TV's first run syndicated programming includes 'Wheel of Fortune,' 'Live with Regis & Kathie Lee,' 'Martha Stewart Living' and the recently acquired 'The Oprah Winfrey Show.'

WHSV-TV (ABC) HARRISONBURG, VIRGINIA

     Market Description. The Harrisonburg DMA consists of four counties, two of which are in northwestern Virginia and two of which are in northeastern West Virginia. Harrisonburg is located in the Shenandoah Valley between the Allegheny and Blue Ridge Mountains, approximately 110 miles west of Washington, D.C. and 110 miles northwest of Richmond, Virginia. The Harrisonburg economy has been growing rapidly over the past several years. Several prominent companies have established regional operations in the Harrisonburg market, including the Coors Brewing Company and R.R. Donnelly & Sons Co., Inc. Other companies in this area include Rocco Turkey, Inc., WLR Foods, Inc., Tyson Foods, Inc., Hershey Co., Owens-Brockway Plastics & Closures and Merck & Co., Inc. Harrisonburg is also the home of James Madison University, the largest state university in the Virginia University system with approximately 12,000 students.

     Station History and Characteristics. Since its inception in 1953, WHSV-TV has been the only VHF commercial television station serving the Harrisonburg market. The Harrisonburg market is ranked 177th in the United States, with approximately 81,120 television households and a population of approximately 218,000. This market has a cable penetration rate of 76%. WHSV-TV is broadcast on VHF channel 3 and is an ABC affiliate. The Company acquired WHSV-TV in 1986. The Station is also carried on a UHF translator on channel 64 in the adjacent Charlottesville, Virginia market. The higher costs for advertising in surrounding urban areas results in a competitive advantage for WHSV-TV in attracting local advertising revenues.

     Station Performance. According to the 1997 Nielsen ratings reports, WHSV-TV had a 7 rating and a 23% share of households viewing television. WHSV-TV currently broadcasts 15 hours and 20 minutes of local news programming each week. WHSV-TV's special value-added local sales efforts in 1997 included 'Toys for Tots,' an annual holiday toy drive, 'Children First,' a campaign to raise awareness of children's needs and issues and 'WeatherSchool,' an educational project undertaken with area schools to build interest in weather and science. In addition, WHSV-TV supports 'Celebrate Smart,' a project to combat drunk driving, and 'First Night Harrisonburg,' an annual New Year's celebration. WHSV-TV's first run and off-network syndicated programming includes 'Wheel of Fortune,' 'Jeopardy,' 'Home Improvement,' 'The Oprah Winfrey Show' and 'Live with Regis & Kathie Lee.' Additionally, beginning in the fall of 1998, the Station will add 'Hollywood Squares' to its first run syndicated programming schedule.

WBKO-TV (ABC) BOWLING GREEN, KENTUCKY

     Market Description. The Bowling Green DMA consists of eight counties in southcentral Kentucky. Bowling Green is approximately 110 miles south of Louisville, Kentucky and 60 miles north of Nashville, Tennessee. Bowling Green lies between two different geographic regions: the 'Pennyroyal,' a rural area where agriculture and mining are major factors in the economy, and the 'Bluegrass,' a region featuring rich soil and rolling hills on which some of the most prominent thoroughbred horse farms in the world are located. Prominent corporations with facilities in this area include Fruit of the Loom, General Motors Corvette Assembly Division, the Holley Division of Coltec Industries, Eaton Corporation, Lord Corporation, Country Oven Bakery Division of Kroger Stores, Inc. and Hills Pet Products. Bowling Green is also the home of Western Kentucky University with approximately 15,000 students and 2,500 employees.

     Station History and Characteristics. WBKO-TV was originally licensed in 1962 to serve southcentral Kentucky. The Bowling Green market is ranked 182nd in the United States, with approximately 74,740 television households and a population of approximately 185,000. This market has a cable penetration rate of 56%. WBKO-TV is broadcast on VHF channel 13 and is an ABC affiliate. The Company acquired WBKO-TV in 1983. The only other local commercial station broadcasting in this market is a Fox affiliate which broadcasts on a UHF channel. WBKO-TV also competes to some extent with three stations broadcasting from Nashville, Tennessee.

     Station Performance. According to the 1997 Nielsen ratings reports, WBKO-TV was ranked number one in its market with an 8 rating and a 29% share of households viewing television. WBKO-TV currently is the number one ranked news station in this market and broadcasts 19 hours and 30 minutes of local news programming each week, including 30 minutes recently added to the Station's daily 'AM Kentucky' program. WBKO-TV's special value-added local sales efforts in 1997 included 'Children First,' a campaign to raise awareness of children's needs and issues, 'Home and Garden Expo,' and 'Bikes for Kids for Christmas' projects. Further, WBKO-TV supports events such as 'Relay for Life,' which benefits The American Cancer Society, 'The Glasgow Highland Games,' and 'The TransFinancial Balloon Classic.' WBKO-TV's first run and off-network syndicated programming includes 'Home Improvement,' 'The Oprah Winfrey Show,' 'Live with Regis & Kathie Lee' and 'Martha Stewart Living.'

WTOK-TV (ABC) MERIDIAN, MISSISSIPPI

     Market Description. The Meridian DMA consists of seven counties, five of which are in eastern Mississippi and two of which are in western Alabama. Meridian is approximately 150 miles west of Montgomery, Alabama and 90 miles east of Jackson, Mississippi. The Meridian economy, traditionally based on the cattle and timber industries, has recently evolved into a medical and financial hub for eastern Mississippi and western Alabama. In addition, Meridian's favorable industrial climate has lured over 100 manufacturing plants to the area, including Peavey Electronics Corporation, James River Corp., Avery Dennison Stationery Products Division and the Delco-Remy Division of General Motors. There are also many large hospitals in the area, including Rush Foundation Hospital, East Mississippi State Hospital, Riley Memorial Hospital and Jeff Anderson Regional Medical Center, which together employ over 3,800 individuals. Additionally, the opening of a regional shopping mall in 1997 has generated approximately 2,000 jobs. Meridian is also site of the Meridian Naval Air Station, a United States Naval training facility. Currently, the base is not on the government list of facilities to be closed, but there can be no assurance that such status will not change in the future.

     Station History and Characteristics. WTOK-TV was originally licensed in 1953 to serve Meridian, Mississippi. The Meridian market is ranked 183rd in the United States, with approximately 67,030 television households and a population of approximately 185,000. This market has a cable penetration rate of 54%. WTOK-TV is broadcast on VHF channel 11 and is an ABC affiliate. The Company acquired WTOK-TV in 1988. The other two commercial stations in the market, affiliates of NBC and CBS, are broadcast on UHF channels with considerably smaller broadcast coverage than WTOK-TV. The CBS affiliate recommenced broadcasting in April 1994 after ceasing operations in April 1992. In August 1995, the CBS and NBC affiliates entered into a local marketing agreement pursuant to which the CBS affiliate manages the NBC affiliate.

     Station Performance. According to the 1997 Nielsen ratings reports, WTOK-TV was ranked number one in its market with an 8 rating and a 25% share of households viewing television. WTOK-TV currently is the number one ranked news station in this market and broadcasts 13 hours and 55 minutes of local news programming each week. WTOK-TV's special value-added local sales efforts in 1997 included 'Coats for Kids,' a program to provide for area children in need, 'Children's First Day,' an annual information and entertainment festival and 'Toy-a-thon,' an annual holiday toy drive. In addition, WTOK-TV presents significant local political coverage, including debates, forums and town meetings. WTOK-TV's first run syndicated programming includes 'The Oprah Winfrey Show,' 'Montel Williams,' 'Sally Jessy Raphael' and 'Live with Regis & Kathie Lee.'

WTAP-TV (NBC) PARKERSBURG, WEST VIRGINIA

     Market Description. The Parkersburg DMA consists of three counties, two of which are in western West Virginia and one of which is in eastern Ohio. Parkersburg is located at the confluence of the Little Kanawha and the Ohio rivers, approximately 140 miles from Pittsburgh, Pennsylvania and approximately 75 miles from Charleston, West Virginia. The Parkersburg economy is evenly distributed among the manufacturing and services sectors. A number of prominent companies maintain facilities in the Parkersburg market, including E. I. du Pont de Nemours & Co., General Electric Plastics, Shell Chemical, Ames Company, Nashua Photo, Inc. and Schott Scientific Glass, Inc. The area is also home to the Bureau of Public Debt, the printer for all United States government bonds, as well as several regional educational institutions including West Virginia University at Parkersburg, Ohio Valley College and Marietta State College with an aggregate student population of approximately 5,500.

     Station History and Characteristics. WTAP-TV was originally licensed in 1953 and is the only commercial television station licensed to serve the Parkersburg market. The Parkersburg market is ranked 186th in the United States, with approximately 61,730 television households and a population of approximately 160,000. This market has a cable penetration rate of 78%. WTAP-TV is broadcast on UHF channel 15 and is an NBC affiliate. The Company acquired WTAP-TV in 1979. Other network affiliated stations, including one NBC affiliate, located in Charleston, West Virginia and Columbus, Ohio are carried on cable systems in Parkersburg, but are not part of the Parkersburg DMA.

     Station Performance. According to the 1997 Nielsen ratings reports, WTAP-TV had a 10 rating and a 30% share of households viewing television. WTAP-TV currently broadcasts 15 hours of local news programming each week. WTAP-TV's special value-added local sales efforts in 1997 included 'Coats for Kids,' a program to provide for area children in need, and 'Back to School Safety Tips' and 'Hunter Safety Tips,' campaigns to teach and promote safety concerns. Further, WTAP-TV presents significant local election coverage, including debates. WTAP-TV's first run and off-network syndicated programming includes 'Wheel of Fortune,' 'Jeopardy,' 'Home Improvement,' 'Seinfeld,' 'The Oprah Winfrey Show,' 'Montel Williams' and 'Live with Regis & Kathie Lee.'

KGWN-TV (CBS) CHEYENNE, WYOMING
KSTF-TV (CBS) SCOTTSBLUFF, NEBRASKA
KTVS-TV (CBS) STERLING, COLORADO

     Market Description. The Cheyenne-Scottsbluff DMA consists of the three counties, two in southeastern Wyoming and one in western Nebraska. Cheyenne, the state capital of Wyoming, is located approximately 100 miles north of Denver, Colorado. The Cheyenne economy is supported primarily by government, transportation, tourism, services and light manufacturing. Significant employers in the area include Union Pacific Railroad, United Medical Center, Veteran's Administration Hospital, Safecard and Frontier Oil Refinery. Cheyenne is also home to the F. E. Warren United States Air Force Base, which employs more than 4,200 people in military and civilian capacities. Currently, the base is not on the government list of facilities to be closed, but there can be no assurance that such status will not change in the future.

     In order to properly serve the Cheyenne-Scottsbluff DMA, KGWN-TV operates two satellite television stations, KSTF-TV in Scottsbluff, Nebraska and KTVS-TV in Sterling, Colorado. Scottsbluff is located in Scotts Bluff County, Nebraska approximately 100 miles northeast of Cheyenne. Sterling is located in Logan County, Colorado approximately 100 miles southeast of Cheyenne. The satellite stations serve sparsely populated rural areas which lack the resources to support full-service broadcast operations unrelated to the parent Station's more populous communities.

     Station History and Characteristics. KGWN-TV, originally licensed in 1954 to serve Cheyenne, Wyoming, also serves Scottsbluff, Nebraska through satellite station KSTF-TV and Sterling, Colorado through satellite station KTVS-TV. Since first going on the air, KGWN-TV has been the only home market station in the city of Cheyenne and Laramie County. The Cheyenne-Scottsbluff market is ranked 195th in the United States with approximately 49,940 television households and a population of approximately 129,000. This market has a cable penetration rate of 73%. KGWN-TV is broadcast on VHF channel 5 and is a CBS affiliate. KSTF-TV, broadcast on VHF channel 10, and KTVS-TV, broadcast on VHF channel 3, are operated as S-2 satellites receiving a substantial portion of their programming from KGWN-TV. However, as S-2 satellites, KSTF-TV and KTVS-TV broadcast some self-produced local programming which is not provided by KGWN-TV. KGWN-TV competes with two other commercial stations in the Cheyenne market, a satellite station of an ABC affiliate in Casper, Wyoming which broadcasts Fox programming in Cheyenne, and a satellite station of an NBC affiliate, both of which satellite stations broadcast on UHF channels. KSTF-TV competes with one other commercial station in the Scottsbluff market, a satellite station of an ABC affiliate which broadcasts on a VHF channel. KTVS-TV competes to some extent with several stations broadcasting from Denver, Colorado.

     Station Performance. According to the 1997 Nielsen ratings reports, KGWN-TV was ranked number one in its market with a 5 rating and a 16% share of households viewing television. KGWN-TV currently is the number one news station in this market. Since being acquired in June 1996 by the Company, the Station has added weekday newscasts at 6:30 am, 12:00 noon and 5:00 pm, as well as expanded coverage during the 7:00 to 9:00 am time period. Currently, the Station airs 13 hours and 53 minutes of local news programming per week as opposed to 6 hours and 50 minutes it broadcast each week prior to being acquired by the Company. KGWN-TV's special value-added local sales efforts in 1997 included live and promotional coverage of Cheyenne Frontier Days, a 10-day western celebration featuring the world's largest outdoor rodeo, the live broadcast of the 'Fire in the Sky' Fourth of July celebration and 'Motorsports Shootout,' a car and bike show and festival. Further, KGWN-TV presents the 'Cheyenne Christmas Parade,' 'Christmas Choral Festival' and 'Holiday Shopper,' a direct mail campaign. Since being acquired by the Company, the Station has added 'The Rosie O'Donnell Show' to its first run syndicated programming schedule. KGWN-TV's first run and off-network syndicated programming also includes 'Live with Regis & Kathie Lee,' 'Mad About You' and 'Martha Stewart Living.'

KGWC-TV (CBS) CASPER, WYOMING
KGWL-TV (CBS) LANDER, WYOMING
KGWR-TV (CBS) ROCK SPRINGS, WYOMING

     Market Description. The Casper-Riverton DMA consists of five counties in central Wyoming. Casper is located approximately 280 miles southeast of Billings, Montana and 275 miles north of Denver, Colorado. The Casper economy, historically centered on oil and agriculture, has recently diversified with the growth of its service sector. Major employers in the area include the Wyoming Medical Center, Wotco, Inc, Union Pacific Railroad, Safecard and Frontier Oil Refinery. Casper is also home to Casper College and the University of Wyoming-Casper, with an aggregate student population of approximately 4,500.

     In order to properly serve the vast geographic area covered by the Casper-Riverton DMA, KGWC-TV operates two satellite television stations, KGWL-TV in Lander, Wyoming and KGWR-TV in Rock Springs, Wyoming. Lander is located in Freemont County approximately 120 miles west of Casper. Rock Springs is located in Sweetwater County approximately 165 miles southwest of Casper. The satellite stations serve sparsely populated rural areas which lack the resources to support full-service broadcast operations unrelated to the parent Station's more populous communities.

     Station History and Characteristics. KGWC-TV, originally licensed in 1980 to serve Casper, Wyoming, also serves Lander, Wyoming through satellite station KGWL-TV and Rock Springs, Wyoming through satellite station KGWR-TV. The Casper-Riverton market is ranked 200th in the United States, with approximately 47,820 television households and a population of approximately 125,000. This market has a cable penetration rate of 66%. KGWC-TV is broadcast on UHF channel 14 and is a CBS affiliate. KGWL-TV, broadcast on VHF channel 5, and KGWR-TV, broadcast on VHF channel 13, are operated as S-1 satellite stations receiving all of their programming from KGWC-TV. KGWC-TV competes with three other commercial stations in this market, an NBC affiliate which broadcasts on a VHF channel and ABC and Fox affiliates which broadcast on UHF channels. In November 1997, KGWC-TV relocated to a 10,000 square foot leased facility in downtown Casper. The new location includes significant technological improvements in order to better serve the market.

     Station Performance. According to the 1997 Nielsen ratings reports, KGWC-TV was ranked number two in its market with a 3 rating and a 9% share of households viewing television. KGWC-TV currently is the number two ranked news station in this market. Since being acquired in June 1996 by the Company, the Station has added 10:00 pm newscasts on Saturday and Sunday. Currently, the Station airs 6 hours of local news programming per week as opposed to 5 hours it broadcast each week prior to being acquired by the Company. KGWC-TV's special value-added local sales efforts in 1997 included sponsorship of the local and state-wide 'Catch a Rising Star' talent contest, 'Celebrate Casper,' a local art festival, and 'The Central Wyoming Fair and Rodeo.' In addition, KGWC-TV produces the annual 'Christmas Parade' and provides coverage of the Wyoming State Wrestling and Basketball tournaments. Since being acquired by the Company, the Station has added 'Wheel of Fortune' and 'The Rosie O'Donnell Show' to its first run syndicated programming schedule and has acquired the rights to air 'The Roseanne Show' beginning in the fall of 1998. KGWC-TV's first run and off-network syndicated programming also includes 'Live with Regis & Kathie Lee,' 'Mad About You' and 'Martha Stewart Living.'

INDUSTRY BACKGROUND

     Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently there are a limited number of channels available for broadcasting in any one geographic area, and the license to operate a broadcast station is granted by the Federal Communications Commission (the 'FCC'). Television stations can be distinguished by the frequency on which they broadcast. Television stations which broadcast over the very high frequency
(VHF) band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency
(UHF) band (channels 14-69) of the spectrum because VHF channels typically cover larger geographic areas and operate at a lower transmission cost. However, specific market characteristics such as population densities, geographic features or other factors may determine whether UHF stations are in fact at a competitive disadvantage.

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

     Whether or not a station is affiliated with one of the four major networks (ABC, CBS, NBC or Fox) may have a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical network affiliate receives a significant portion of its daily programming from the network. This programming, together with cash payments, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the broadcast of network programming. The Fox network has operating characteristics which are similar to ABC, CBS and NBC, although the hours of network programming produced for Fox affiliates is less than that produced by the other major networks. In addition, UPN and The Warner Bros. Television Network recently have been launched as new television networks. However, neither produce a significant amount of network programming.

     Through the 1970s, network television broadcasting generally enjoyed dominance in viewership and television advertising revenues. FCC regulation evolved to address this dominance, with the focus on increasing competition and diversity of programming in the television broadcasting industry. See
' -- Federal Regulation of Television Broadcasting.'

     Cable television systems were first installed in significant numbers in the late 1960s and early 1970s and were initially used to retransmit broadcast television programming in areas with poor broadcast signal reception. According to the 1998 Television & Cable Factbook, cable television currently passes approximately 93% of all television households nationwide and approximately 69% of such households are cable subscribers. Cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With increased cable penetration, the cable programming share of advertising revenues has increased. Notwithstanding increased cable viewership and advertising, broadcast television remains the dominant distribution system for mass market television advertising. No single cable programming network regularly attains audience levels amounting to more than a small fraction of any single major broadcast network. Despite the growth in alternative programming from cable, according to Nielsen, 59% of all prime time television viewing time during the 1996-1997 broadcast season was spent viewing ABC, CBS, NBC and Fox programming.

     Other developments have also affected television programming and delivery. Independent stations have emerged as viable competitors for television viewership share, particularly as the result of the availability of first run network programming from UPN and The Warner Bros. Television Network. In addition, there has been substantial growth in the number of home satellite dish receivers and VCRs, which has further expanded the number of programming alternatives for television audiences. Furthermore, direct broadcast satellite services ('DBS') to homes from satellites became available on a nationwide basis during 1994. See ' -- Competition.'

NETWORK AFFILIATION OF THE STATIONS

     Each of the Stations is affiliated with either ABC, CBS, NBC or Fox pursuant to an affiliation agreement (an 'Affiliation Agreement'). Each Affiliation Agreement provides the affiliated Station with the right to broadcast all programs transmitted by the network with which the Station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for every hour that a Station elects to broadcast network programming, the network pays the Station a specified fee, which varies with the time of day. Typically, prime-time programming generates the highest hourly rates. Rates are subject to increase or decrease by the network during the term of an Affiliation Agreement, with provisions for advance notices and the right of termination by the Station in the event of a reduction of rates.

     Each of the Stations' network affiliation agreements currently runs for a period of two to ten years. WYTV, WBKO-TV, WTOK-TV and WHSV-TV, all of which are ABC affiliates, each have a five-year affiliation agreement which expires in 1999. KMIZ(TV), an ABC affiliate, operates under an affiliation agreement which expires in 2000 and is automatically renewed for successive terms, subject to either party's right to terminate the agreement at the end of its term upon 180 days' advance notice. WHOI(TV), an ABC affiliate, currently operates under an affiliation agreement which expires in 2005 and which does not provide for renewals. Each of KDLH-TV, WIFR-TV, KHQA-TV, WTVY-TV, KGWN-TV, KGWC-TV, KCOY-TV, WIBW-TV, WSAW-TV, WTRF-TV, KAUZ-TV and KOSA-TV, all of which are CBS affiliates, has a ten-year affiliation agreement which expires in 2005 and is automatically renewed for successive five-year terms, subject to either party's right to terminate the agreement at the end of any term upon six months' advance notice. Each of WMTV(TV), WWLP(TV) and WILX-TV, all of which are NBC affiliates, has an affiliation agreement which expires in 2006 and is automatically renewed for successive five-year terms, subject to either party's right to terminate the agreement at the end of any term upon six months' advance notice. WTAP-TV, an NBC affiliate, currently operates under a five-year affiliation agreement which expires in 2000 and is automatically renewed for successive terms, subject to either party's right to terminate the agreement at the end of any term upon 12 months' advance notice.

     In December 1995, the Company entered into new long-term affiliation agreements with CBS effective retroactive to July 1, 1995 on behalf of KDLH-TV, WIFR-TV and KHQA-TV and agreed to extend the term of the affiliation agreement for WTVY-TV from 2004 to 2005. In connection with such arrangements, CBS paid the Company bonus payments of $2.5 million in the fourth quarter of 1995 and $2.5 million in the first quarter of 1996. These payments will be recognized as revenue by the Company at the rate of $0.5 million per year over the ten-year period of the affiliation agreements. The Company also agreed with CBS that, upon the consummation of the Acquisitions, the term of the affiliation agreements of the Stauffer Stations that are CBS affiliates would be extended from 2000 to 2005 and the term of the affiliation agreements of the Brissette Stations that are CBS affiliates would be extended from 2004 to 2005.

     During August 1997, the Company completed the purchase of the television broadcasting licenses and certain equipment of K02NQ and K11TB, two low-power television stations located in Columbia and Jefferson City, Missouri. Concurrently with such purchase, the Company entered into a network affiliation agreement for such Stations with Fox which expires July 31, 1999, and automatically continues until terminated by either party upon 120 days' advance notice. These two Stations began operating in September 1997. The primary means of distribution for these Stations is via cable television.

     In addition to its affiliation arrangements, the Company entered into agreements with Fox to broadcast football games of the National Football Conference ('NFC') of the National Football League and certain other Fox programming in non-network time periods for the 1996 and 1997 broadcast seasons. The Company has had similar arrangements with Fox since 1994. In 1997, the Company broadcast the NFC football games and other Fox programming on KHQA-TV, KDLH-TV, WYTV, K02NQ and K11TB. The Company believes that broadcasting NFC football games increased its audience ratings during the times the games were broadcast. Beginning in the fall of 1998, CBS will broadcast football games of the American Football Conference ('AFC') of the National Football League. All of the Stations which are CBS affiliates will broadcast AFC football games. The Company intends to enter into agreements with Fox to broadcast NFC football games in 1998 for certain of the Stations, however, to date no such agreements have been completed.

     In the third quarter of 1997, the Company entered into definitive agreements with The Warner Bros. Television Network to develop a local cable affiliate called the 'WeB' in each of the Company's 20 markets which rank above
100. The WeB is intended to be a 24 hour, seven day a week television channel which will broadcast The Warner Bros. Television Network prime time programming, Warner Bros. children's programming and syndicated programming of Warner Bros. and others. The Company is currently in negotiations with cable systems in its markets for the carriage of WeB programming. The WeB is scheduled to begin service by the fall of 1998 in most 100-plus markets. The Company will be responsible for all local sales efforts for the new channels in its markets. The Company does not anticipate a significant effect on operations during 1998 nor does it anticipate that significant capital expenditures will be required in connection with the development of its WeB affiliates.

ADVERTISING SALES

     Television station revenues are derived primarily from local, regional and national advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. Advertising rates are based upon numerous factors including a program's popularity among the viewers an advertiser wishes to target, the number of advertisers competing for the available time, the size and demographic composition of a program's audience and the availability of competing or alternative advertising media in the market area. Because broadcast television stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry and as a result may contribute to a decrease in the revenues of broadcast television stations. The Company seeks to manage its spot inventory efficiently thereby maximizing advertising rates.

     Local Sales. Approximately 56.1% of the gross revenues of the Stations in 1997 came from local and regional advertisers. Local and regional advertising is sold primarily by each Station's professional sales staff. Typical local and regional advertisers include automobile dealerships, retailers, local grocery chains, soft drink bottlers, state lotteries and restaurants. The Company focuses on local advertisers by producing their commercials, producing news and informational programming with local advertising appeal and sponsoring or co-promoting local events and activities that give local advertisers value-added community identity. The Company's management team monitors sales plans and promotional activities and shares such information among the Stations on a weekly basis.

     National Sales. Approximately 29.1% of the gross revenues of the Stations in 1997 came from national advertisers. Typical national advertisers include automobile manufacturers, consumer goods manufacturers, communications companies, fast food franchisors, national retailers and direct marketers. National advertising time is sold through representative agencies retained by the Company. Nine of the Stations are represented by Katz Communications, Inc., six Stations are represented by Petry Television, Inc., five Stations are represented by Harrington, Righter & Parsons, L.L.P. and three Stations are represented by TeleRep, Inc. The Stations' national sales coordinators actively assist their national sales representatives to induce national advertisers to increase their national spot expenditures designated to the Company's markets.

COMPETITION

     The principal methods of competition in television broadcasting are the development of audience interest through programming and promotions and competition in rates charged to advertisers. Broadcast television stations compete for advertising revenues with other broadcast stations, cable television and all other advertising media in their market areas and generally do not compete with stations in other markets. The Company has generally acquired stations in markets where there are only a limited number of over-the-air television stations competing for local viewership and for local advertising revenues. In two of its markets, the Company owns the only local television station. In four markets, the Company owns one of only two local television stations. In five markets, the Company owns one of three local television stations. In nine markets, the Company owns one of four local television stations. In the Columbia and Jefferson City, Missouri market the Company owns two of five stations, one of the owned stations being the jointly operated low-power stations known in the market as Fox-11. In addition, WTVY-TV competes with two other stations in the Dothan market and with three other stations in the Panama City market.

     Audience. Stations compete for audience on the basis of program popularity which has a direct effect on advertising rates. A significant portion of the Company's daily programming is supplied by the networks. In those time periods, the Stations are totally dependent upon the performance of the networks' programs in attracting viewers. Non-network time periods are programmed by the Stations with local news and syndicated programs generally purchased for cash and barter and, to a lesser extent, barter-only. The Stations also air sports, public affairs and other entertainment programming.

     The development of methods of television transmission of video programming other than over-the-air broadcasting, and in particular the growth of cable television and DBS, have significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as a distribution system for non-broadcast programming distributed by the cable system. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators generally have not sought to compete with broadcast stations for a share of the local news audience in small and medium-sized markets.

     The FCC has authorized several entities to construct and launch satellites to deliver DBS to homes from satellites. Three DBS companies provide nationwide service and MCI Communications has acquired the right to launch a fourth DBS satellite server in a joint venture with the parent of Fox. Fox has announced plans to sell its DBS license to a coalition of cable companies.

     Several DBS companies provide signals of out-of-market network affiliated stations to 'unserved households' in the Stations' markets. The legal definition of an 'unserved household' is one that, among other things, cannot receive a specific grade of service from a local broadcast station. Many stations have alleged in litigation that satellite carriers sell these signals to households that are served by local stations. In addition, DBS provider Echostar began providing transmission of local television stations to viewers in the markets in which those stations are licensed and has asked for a change in legislation to permit that service to be provided to 'served' households.

     The FCC has also adopted rules which may significantly increase the number of multipoint distribution service stations ('MDS') (i.e., video service distributed on microwave frequencies which can only be received by special microwave antennae). These MDS stations have launched service in several cities, and several telephone companies have also begun offering MDS service. In addition, the FCC has proposed to authorize a 28 GHz microwave cable service that will have the potential to provide up to 100 channels or more of video. The FCC is also licensing low-power television stations which are television stations with coverage areas much smaller than those served by full-power conventional television stations.

     Current technology offers several different methods for transmitting television signals with greatly improved definition, color rendition, sound and wider screen picture. Collectively, these improvements are referred to as digital television ('DTV'), with the most advanced type of transmission system being high definition television. Intensive research and development efforts have achieved forms of DTV that can be transmitted by existing terrestrial broadcasters in the United States. A number of such proposed systems have been extensively tested by an industry test center under the auspices of an Industry Advisory Committee reporting to the FCC. Following such testing, the major proponents of the competing systems agreed to combine their efforts to produce a single DTV system, and these efforts resulted in technical standards that were submitted to the FCC in 1995. In late 1996, the FCC adopted a technical standard for DTV. The standard will involve the broadcast of DTV on a separate television channel from that used for conventional broadcasting. This separate channel may also be used by broadcasters for data transmission and multi-channel transmission. The FCC has recently assigned licenses to permit television broadcasters to provide DTV services. Although in some cases a DTV channel may provide a station with a smaller geographic service area than its current channel, most stations are expected to obtain DTV service areas that are consistent with their current service areas. At the end of a transition period, each broadcaster is required to return to the FCC one of these two channels. This transition ultimately will permit broadcasters to provide higher quality services to their viewers and may permit broadcasters to compete more effectively with other digital video systems. However, constructing and operating a second television channel will require a substantial capital outlay for all of the Stations. The Company is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of the Company's operations.

     In addition, the 1997 Budget Act requires (unless the FCC finds that certain requirements have not been met) broadcasters to return their analog channels on an expedited basis by 2005 to permit them to be reauctioned to new licensees. An expedited transition period could require the Company to end analog transmission before all its viewers (particularly those in the smaller markets which the Company serves) have purchased DTV-compatible reception equipment.

     Programming. Competition for programming involves negotiating with national program distributors or syndicators which sell first run and off-network rerun packages of programming. The Stations compete against other local broadcast stations for exclusive access to first run product (such as 'The Oprah Winfrey Show,' 'Wheel of Fortune' and 'Jeopardy') and for off-network reruns (such as 'Home Improvement,' 'Seinfeld' and 'Mad About You') in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks have acquired programs that would have otherwise been offered to local television stations. Competition also occurs for exclusive news stories and features.

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

     Management cannot predict the exact nature of the competition it will face in any market since competing stations may change owners, affiliations and/or programming focus at any time. The Company cannot predict the effect the changes in legislation or technology, discussed herein, will have on its operations. In certain markets, construction permits for new stations have been or may be granted.

RATING SERVICE DATA

     All television stations in the United States are grouped into 211 television markets which are ranked in size according to the numbered television households in such markets. Nielsen periodically publishes reports on the estimated audience for the television stations in the various television markets throughout the country. The audience estimates are expressed in terms of the percentage of the total potential audience in a market viewing a particular station (the station's 'rating') and of the percentage of households actually viewing television (the station's 'share'). The ratings reports provide data on the basis of total television households and selected demographic groupings in 15-minute or half-hour increments for a particular market. Each specific geographic market is called a DMA. Every county in the continental United States is assigned to a DMA of a specific television market on an exclusive basis. In larger markets, ratings are determined by a combination of meters connected directly to selected television sets (the results of which are reported on a daily basis) and weekly diaries of television viewing prepared by the actual viewers, while in smaller markets only weekly diaries are completed during four separate four-week periods during the course of any year. These periods are commonly known as 'sweeps periods.' All the Company's markets are measured during these sweeps periods.

FEDERAL REGULATION OF TELEVISION BROADCASTING

     Existing Regulation. Television broadcasting is subject to the jurisdiction of the FCC, pursuant to the Communications Act of 1934, as amended (the 'Communications Act'). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC to issue, renew, revoke and modify broadcasting licenses, regulate the frequency and operating power of stations, determine station location, regulate the equipment used by stations, adopt rules and regulations to carry out the provisions of the Communications Act and to impose certain penalties for violation of the Communications Act. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.

     License Grant and Renewal. Television broadcasting licenses are usually granted or renewed for the maximum allowable term of eight years. Prior to March 1996, the maximum allowable term was five years. The FCC may revoke a license or renew a license for a period shorter than the maximum allowable term if the FCC finds that the licensee has committed a serious violation of FCC rules, has committed other violations which taken together would constitute a pattern of abuse, or has otherwise failed to serve the public interest. At the time the application is made for renewal of a television license, parties in interest may file petitions to deny renewal, and such parties as well as members of the public may comment upon the service the station has provided during the preceding license term and urge denial of the application. Additionally, if an incumbent licensee fails to meet the renewal standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC then has the authority to deny the renewal application and consider a competing application.

     In the vast majority of cases, broadcast licenses are renewed by the FCC even when petitions to deny are filed against broadcast license renewal applications. All of the Stations are presently operating under licenses expiring on various dates from 1998 to 2006. Currently, KDLH-TV, serving Duluth, Minnesota and Superior Wisconsin; WIBW-TV, serving Topeka, Kansas; and satellite stations

KTVS(TV), Sterling, Colorado and KSTF(TV), Scottsbluff, Nebraska, have pending applications for license renewal. The Company is not aware of any facts or circumstances that might prevent any of the Stations from having its current license renewed at the end of its respective term or which might prevent the license renewal for KDLH-TV, WIBW-TV, KTVS(TV) or KSTF(TV) from being granted.

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

     Multiple Ownership Restrictions. The FCC has promulgated a number of rules designed to limit the ability of individuals and entities to own or have an ownership interest above a certain level (an 'attributable interest,' defined more fully below) in broadcast stations, as well as other mass media entities. These rules include limits on the number of television stations that may be owned both on a national and a local basis. On a national basis, FCC rules generally limit any individual or entity from having attributable interests in television stations with an aggregate audience reach exceeding 35% of all United States households.

     The FCC also limits the common ownership of broadcast stations with overlapping service areas, combined local ownership of a newspaper and a broadcast station and combined local ownership of a cable television system and a broadcast television station. The FCC's duopoly rule currently bars an entity from having an attributable interest in television stations in the same market with overlapping Grade B service contours. However, pending resolution of an FCC proceeding that may result in the liberalization of this rule, the FCC may allow an entity to acquire an attributable interest in two stations in different markets with overlapping Grade B contours provided the stations' Grade A contours do not overlap. Based on this interim policy, the FCC has permitted common ownership by the Company of WTRF-TV, serving Wheeling, West Virginia and Stuebenville, Ohio, and WYTV, serving Youngstown, Ohio, and of WTRF-TV and WTAP-TV, serving Parkersburg, West Virginia, subject to the outcome of the pending proceeding. In 1996, the FCC granted the Company authority to acquire WMTV-TV, serving Madison, Wisconsin, despite the overlap of Grade B and Grade A contours of that station with the Company's WIFR-TV, serving Rockford, Illinois, pursuant to a temporary waiver of the duopoly rule. Prior to the end of the waiver period, the Company requested an extension of the waiver subject to the outcome of the pending proceeding, but has been informed that such relief is not currently available because of the partially overlapping Grade A contours. As an alternative, the Company intends to file an application to transfer one of the Stations to a disposition trust. The Company may be required to dispose of one of the two Stations to a third party within six months after the processing and the grant of the application. There can be no assurance that the FCC will act to liberalize the rule or that it will do so in time to avoid the Company being required to divest certain Stations in order to eliminate any signal overlap. Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any changes the FCC may adopt.

     Under the FCC's ownership rules, if a purchaser of the Company's common stock acquires an 'attributable' interest in the Company, a violation of FCC regulations could result if that purchaser owned or acquired an attributable interest in other media properties in a manner prohibited by the FCC's rules. All officers and directors of a licensee, as well as stockholders who own 5% or more of the outstanding voting stock of a licensee (either directly or indirectly), will generally be deemed to have an attributable interest. For certain institutional investors who exert no control or influence over a licensee, the bench-mark is 10% or more of such outstanding voting stock before attribution occurs. Under FCC regulations, debt instruments, non-voting stock and certain limited partnership interests and voting stock held by non-majority stockholders in cases in which there is a single majority stockholder are not generally subject to attribution. The FCC has initiated an inquiry into modifying several of these attribution standards. It is likely that this inquiry will be concluded in 1998, however there can be no assurance that these rules will be changed.

     To the best of the Company's knowledge, no officer, director or stockholder of the Company holds an interest in another radio or television station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies.

     Regulation of Broadcast Operations. Television broadcasters are subject to FCC regulation in several other areas, including political broadcasting, children's programming, obscene and indecent programming and equal employment opportunities.

     Qualified candidates for Federal elective office have a right to buy advertising time on television stations. Stations may also choose, but are not required, to carry advertising by qualified state or local candidates. When a station carries advertising by one candidate (whether Federal, state, or local), the station must afford 'equal time' for advertising by that candidate's opponent(s). During the last 45 days of a primary campaign and the last 60 days of a general electlon campaign, stations may not charge political candidates rates any higher than the rate being charged to the most favored commercial advertiser for a spot of the same length and class in the same period. These requirements can have the effect of reducing the revenues that a station might otherwise earn during pre-election periods.

     Television stations must serve the educational and informational needs of children in their overall programming, and must air some programming specifically designed to serve the needs of children 16 years of age or younger. The FCC recently enacted rules which provide that television stations must generally air approximately three hours of core children's programs per week in order to assure routine staff-level approval of FCC license renewals. Core children's programs are defined as regularly scheduled, weekly (or more frequent) programs at least 30 minutes long which air between 7:00 am and 10:00 pm and which have as a significant purpose the educational and informational needs of children 16 years old or younger. Additionally, the FCC recently promulgated rules governing the publicizing of children's programming by broadcasters. Since 1992, FCC rules have limited the amount of commercial matter to no more than 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays in programs originally produced and broadcast primarily for an audience of children 12 years of age and younger.

     Television stations may not air obscene programming at any time, and may not air indecent programming during the morning, afternoon and early evening (6 a.m. to 10 p.m.). Material is obscene if it appeals to viewers' prurient interests by depicting sexual conduct in a patently offensive manner and lacks serious literary, artistic, political or scientific value. Material is indecent if it describes in patently offensive terms, sexual or excretory activities or organs.

     Television stations must have an equal employment opportunity ('EEO') policy that prohibits discrimination based on race, color, sex, religion or national origin, and must establish EEO programs that encourage recruitment and hiring of women and minorities. The FCC requires licensees to file regular employment reports with the agency, recruit minority or female applicants for vacancies, maintain records documenting the recruitment of women and minorities, work with local organizations to identify female and minority job candidates, and examine their sources of job referrals to determine if those sources are effective in providing a station with female or minority applicants.

     In all of the foregoing areas, as well as in other matters that affect operations and competition in the television broadcast industry, regulatory policies are subject to change over time and cannot be fully predicted.

     Proposed Legislation and Regulation. The Congress and the FCC currently have under consideration, and may in the future adopt, new rules, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Stations. In addition to the proposed changes set forth above, examples of such matters include policies concerning eliminating certain cross-ownership restrictions, political advertising and programming practices, flexible use of broadcast spectrum, spectrum use fees, the standards to govern evaluation of television programming directed toward children and violent and indecent programming. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the continued establishment of DBS and wireless cable systems and low-power television stations and the participation of telephone companies in the provision of video programming.

     Implementation of the Cable Act of 1992. The Cable Television Consumer Protection and Competition Act of 1992 (the 'Cable Act') was enacted on October 5, 1992. The Cable Act imposes cable rate regulation, establishes cable ownership limitations, regulates the relationships between cable operators and their program suppliers, regulates signal carriage and retransmission consent and regulates numerous other aspects of the cable television business.

     The signal carriage, or 'must carry,' provisions of the Cable Act require cable operators to carry the signals of local commercial and non-commercial television stations and certain low-power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such system. The Cable Act also includes a retransmission consent provision that requires cable operators and other multi-channel video programming distributors to obtain the consent of broadcast stations prior to carrying them in certain circumstances. The must carry and retransmission consent provisions are related in that a television station must elect once every three years either to waive its right to mandatory, but uncompensated, carriage or to negotiate a grant of retransmission consent to permit the cable system to carry the station's signal.

     In April 1993, a three-judge panel of the United States District Court of the District of Columbia upheld the constitutionality of the legislative must-carry provisions. In June 1994, the Supreme Court ruled that the must-carry provisions were 'content-neutral' and, thus, not subject to strict scrutiny and that Congress' stated interests in preserving the benefits of free, off-air local broadcast television, promoting the widespread dissemination of information from a multiplicity of sources and promoting fair competition in the market for television programming all qualify as important governmental interests. The Court, however, remanded to the lower Federal court with instructions to hold further proceedings with respect to evidence that lack of the must-carry requirements would harm free, off-air broadcasting. In 1995, the lower court again upheld the constitutionality of must-carry requirements after reviewing the required evidence. In its March 31, 1997 decision, the Supreme Court, by a 5 to 4 vote, affirmed the judgment of the district court. The Court concluded that the record supports Congress' judgment that the must-carry provisions serve significant governmental interests, namely preserving the benefits of free, over-the-air local broadcast television, promoting the widespread dissemination of information from a multiplicity of sources and promoting fair competition in the market for television programming.

     Under rules adopted to implement these must carry and retransmission consent provisions, local broadcast stations were required to make their initial elections of must carry or retransmission consent by June 17, 1993, effective October 6, 1993. Stations that failed to elect were deemed to have elected carriage under the must-carry provisions. Other issues addressed in the FCC rules were market designations, the scope of retransmission consent and procedural requirements for implementing the signal carriage provisions. By October 1, 1996, stations were required to make their second election, covering the three-year period from January 1, 1997 to December 31, 1999.

     The Company has entered into agreements for the Stations with substantially all of the local cable system operators which carry the Stations' signals. All of these agreements grant such cable system operators consent to retransmit the Station's signal. These retransmission arrangements do not represent a significant source of revenue for the Company. The terms of these retransmission agreements range from six months to five years. The Stations are currently negotiating with these operators to enter into longer term agreements. The Company cannot predict the outcome of these negotiations. In addition, although the Company expects to be able to renew its current retransmission agreements when such agreements expire, there can be no assurance that such renewals will be obtained.

EMPLOYEES

     The Company currently employs approximately 1,272 full-time employees. Approximately 230 of the Company's employees located at WMTV(TV), WILX-TV, WHOI(TV), WTRF-TV, KDLH-TV and WYTV are represented by labor unions under collective bargaining agreements. The collective bargaining agreements expire at various times from 1998 through 2000. There are no unionized employees at the remaining Stations. The Company believes that its relationship with all of its employees, including those represented by labor unions, is satisfactory.

ITEM 2. PROPERTIES.

     The Company's principal executive offices are located in leased premises in Rockford, Illinois.

     The types of properties required to support each of the Stations include offices, studios and tower and transmitter sites. A station's studio and office are generally located in business districts while tower and transmitter sites are generally located so as to provide maximum signal coverage to each market. The following table contains certain information describing the general character of the properties of the Company.

    MARKET AREA, STATION AND USE     OWNED OR LEASED   APPROXIMATE SIZE(a)      HEIGHT/POWER      EXPIRATION OF LEASE
------------------------------------ ---------------   -------------------   -------------------  -------------------
Madison, Wisconsin
  WMTV(TV)
Office and Studio...................      Owned             16,485 sq. ft.           --                 --
Tower/Transmitter Site..............      Owned                (b)              1,040 ft./955 kw        --
Youngstown, Ohio
  WYTV
Office and Studio...................      Owned             18,964 sq. ft.           --                 --
Tower/Transmitter Site..............      Owned                (b)                642 ft./550 kw        --
Springfield and Holyoke,
  Massachusetts
  WWLP(TV)
Office and Studio...................      Owned             20,000 sq. ft.           --                 --
Tower/Transmitter Site..............      Owned                (b)                500 ft./342 kw        --
Lansing, Michigan
  WILX-TV
Office and Studio...................      Owned             13,700 sq. ft.           --                 --
Tower/Transmitter Site..............      Owned              5,000 sq. ft.        994 ft./309 kw        --
Peoria and Bloomington, Illinois
  WHOI(TV)
Office and Studio...................      Owned             16,900 sq. ft.           --                 --
Tower/Transmitter Site..............      Owned                (b)              640 ft./2,240 kw        --
Santa Barbara, Santa Maria and San
  Luis Obispo, California
  KCOY-TV
Office and Studio...................      Owned             18,000 sq. ft.           --                 --
Tower/Transmitter Site..............     Leased              1,200 sq. ft.        140 ft./115 kw          12/31/17(c)
Duluth, Minnesota and Superior,
  Wisconsin
  KDLH-TV
Office and Studio...................      Owned             25,000 sq. ft.(d)         --                --
Tower/Transmitter Site..............      Owned              1,040 sq. ft.        811 ft./100 kw        --
Rockford, Illinois
  WIFR-TV
Office and Studio...................      Owned             13,500 sq. ft.           --                 --
Tower/Transmitter Site..............      Owned                (b)                674 ft./562 kw        --

                                                  (table continued on next page)

(table continued from previous page)

    MARKET AREA, STATION AND USE     OWNED OR LEASED   APPROXIMATE SIZE(a)      HEIGHT/POWER      EXPIRATION OF LEASE
------------------------------------ ---------------   -------------------   -------------------  -------------------
Wausau and Rhinelander, Wisconsin
  WSAW-TV
Office and Studio...................      Owned             24,400 sq. ft.           --                 --
Tower/Transmitter Site..............    Leased(e)              432 sq. ft.        650 ft./316 kw        08/01/02
Wheeling, West Virginia and
  Steubenville, Ohio
  WTRF-TV
Office and Studio...................      Owned             43,872 sq. ft.(f)         --                --
Tower/Transmitter Site..............      Owned              2,000 sq. ft.       741 ft. /316 kw        --
Topeka, Kansas
  WIBW-TV
Office and Studio...................     Leased             18,774 sq. ft.(g)         --                08/31/98
Tower/Transmitter Site..............     Leased              2,338 sq. ft.      1,249 ft./316 kw        02/14/62
Wichita Falls, Texas and Lawton,
  Oklahoma
  KAUZ-TV
Office and Studio...................      Owned             13,078 sq. ft.           --                 --
Tower/Transmitter Site..............      Owned                (b)              1,028 ft./100 kw        --
Columbia and Jefferson City,
  Missouri
  KMIZ(TV)
Office and Studio...................      Owned              5,993 sq. ft.           --                 --
Tower/Transmitter Site..............      Owned                875 sq. ft.    1,030 ft./1,580 kw        --
Columbia and Jefferson City,
  Missouri
  K02NQ (low-power)
Tower/Transmitter...................     Leased                        (h)           60 ft./30 w        09/03/02
  K11TB (low-power)
Tower/Transmitter...................     Leased                        (i)          100 ft./10 w        05/15/00
Odessa and Midland, Texas
  KOSA-TV
Office and Studio...................      Owned             14,222 sq. ft.           --                 --
Tower/Transmitter Site..............     Leased                930 sq. ft.        726 ft./316 kw        10/31/03
Quincy, Illinois,
  Hannibal, Missouri and Keokuk,
  Iowa
  KHQA-TV
Office and Studio...................      Owned             18,000 sq. ft.           --                 --
Tower/Transmitter Site..............      Owned              1,200 sq. ft.        804 ft./269 kw        --
Dothan, Alabama and
  Panama City, Florida
  WTVY-TV
Office and Studio...................     Leased             20,440 sq. ft.           --                 12/31/02
Tower/Transmitter Site..............      Owned              2,500 sq. ft.      1,880 ft./100 kw        --
Harrisonburg, Virginia
  WHSV-TV
Office and Studio...................      Owned              6,720 sq. ft.           --                 --
Tower/Transmitter Site..............     Leased              2,016 sq. ft.       337 ft./8.32 kw        12/31/01(c)

                                                  (table continued on next page)

(table continued from previous page)

    MARKET AREA, STATION AND USE     OWNED OR LEASED   APPROXIMATE SIZE(a)      HEIGHT/POWER      EXPIRATION OF LEASE
------------------------------------ ---------------   -------------------   -------------------  -------------------
Bowling Green, Kentucky
  WBKO-TV
Office and Studio...................      Owned             17,598 sq. ft.           --                 --
Tower/Transmitter Site..............      Owned              1,175 sq. ft.        603 ft./316 kw        --
Meridian, Mississippi
  WTOK-TV
Office and Studio...................      Owned             13,188 sq. ft.           --                 --
Tower/Transmitter Site..............      Owned              1,504 sq. ft.        316 ft./316 kw        --
Parkersburg, West Virginia
  WTAP-TV
Office and Studio...................     Leased             17,500 sq. ft.           --                 04/30/05(j)
Tower/Transmitter Site..............      Owned              3,600 sq. ft.        439 ft./208 kw        --
Cheyenne, Wyoming
  KGWN-TV
Office and Studio...................      Owned              7,500 sq. ft.           --                 --
Tower/Transmitter Site..............       (k)               2,646 sq. ft.        620 ft./100 kw        --
Scottsbluff, Nebraska
  KSTF-TV (satellite)
Office and Studio...................      Owned              2,400 sq. ft.           --                 --
Tower/Transmitter Site..............      Owned              2,457 sq. ft.        674 ft./240 kw        --
Sterling, Colorado
  KTVS-TV (satellite)
Office and Studio...................      Owned              3,750 sq. ft.           --                 --
Tower/Transmitter Site..............      Owned              2,640 sq. ft.       730 ft./60.6 kw
Casper and Riverton,
  Wyoming
  KGWC-TV
Office and Studio...................     Leased             10,000 sq. ft.           --                 03/04/07
Tower/Transmitter Site..............      Owned              1,692 sq. ft.         235 ft./60 kw        --
Lander, Wyoming
  KGWL-TV (satellite)
Tower/Transmitter Site..............     Leased                768 sq. ft.         155 ft./30 kw        12/31/07
Rock Springs, Wyoming
  KGWR-TV (satellite)
Tower/Transmitter Site..............     Leased                400 sq. ft.         100 ft./12 kw        05/22/99

------------

(a) Approximate size is for building space only and does not include the land on which the facilities are located.

(b) Tower/Transmitter Site is located at and included within the size of the office and studio premises.

(c) Occupied pursuant to a Special Use Permit granted by the United States Department of Agriculture Forest Service.

(d) The Company owns a building of approximately 55,000 sq. ft. in which the offices and studio of KDLH-TV are located and of which approximately 30,000 sq. ft. are leased to third parties.

(e) Leased together with TAK Communications from the Wisconsin Educational
    Board.

(f) The Company owns a building of approximately 46,872 sq. ft. in which the offices and studio of WTRF-TV are located and of which approximately 3,000 sq. ft. are leased to a third party.

(g) The Company leases a building of approximately 23,837 sq. ft. in which the offices and studio of WIBW-TV are located and of which approximately 5,063 sq. ft. are subleased to Stauffer, which owns and operates radio stations WIBW AM and FM.

(h) The Company leases rooftop space for its tower/transmitter.

(i) The Company leases space on a tower on which it has mounted a broadcasting antenna.

(j) The Company has an option to purchase the premises on each of May 1, 2000 and 2005 for $650,000 and $750,000, respectively.

(k) This property is utilized subject to an easement granted by the State of Wyoming.

ITEM 3. LEGAL PROCEEDINGS.

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company (including in its capacity as successor of Brissette) is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data for the five years ended December 31, 1997 represents the consolidated financial information of the Company and are derived from the audited Consolidated Financial Statements, which Consolidated Financial Statements for the three years ended December 31, 1997 together with the report of McGladrey & Pullen, LLP, independent certified public accountants, are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial information presented below should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

                                                                       YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------------------------
                                    1993        1994      1995(a)               1996(b)                            1997
                                  --------    --------    --------   ------------------------------   ------------------------------
                                                                       BENEDEK          BENEDEK         BENEDEK          BENEDEK
                                                                     BROADCASTING    COMMUNICATIONS   BROADCASTING    COMMUNICATIONS
                                                                     CORPORATION      CORPORATION     CORPORATION      CORPORATION
                                                                     ------------    --------------   ------------    --------------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Statement of Operations Data:
Net revenues(c)...............    $ 38,352    $ 44,221    $ 50,329     $ 96,386         $ 96,386        $127,073         $127,073
Operating expenses:
    Station operating
      expenses................      22,805      24,810      29,049       58,603           58,603          80,003           80,003
    Depreciation and
      amortization............       3,721       3,403       5,042       20,220           20,220          31,380           31,380
                                  --------    --------    --------   ------------    --------------   ------------    --------------
Station operating income......      11,826      16,008      16,238       17,563           17,563          15,690           15,690
    Corporate.................       1,249       1,309       1,575        2,695            2,695           3,787            3,787
    Special bonus,
      officer-stockholder.....       1,400       --          --          --              --               --              --
                                  --------    --------    --------   ------------    --------------   ------------    --------------
Operating income..............       9,177      14,699      14,663       14,868           14,868          11,903           11,903
                                  --------    --------    --------   ------------    --------------   ------------    --------------
Financial expenses, net:
Interest expense, net(d):
    Cash interest, net........      (8,194)     (7,740)    (14,763)     (22,559)         (22,559)        (28,866)         (28,866)
    Other interest............      (6,161)     (4,905)       (712)      (1,030)          (8,130)         (5,352)         (19,374)
                                  --------    --------    --------   ------------    --------------   ------------    --------------
                                   (14,355)    (12,645)    (15,475)     (23,589)         (30,689)        (34,218)         (48,240)
Other, net....................         144         (10)      --          --              --               --              --
                                  --------    --------    --------   ------------    --------------   ------------    --------------
                                   (14,211)    (12,655)    (15,475)     (23,589)         (30,689)        (34,218)         (48,240)
                                  --------    --------    --------   ------------    --------------   ------------    --------------
Income (loss) before income
  tax benefit and
  extraordinary item..........      (5,034)      2,044        (812)      (8,721)         (15,821)        (22,315)         (36,337)
Income tax benefit (e)........       --          --          --           1,849            4,664           6,393           12,027
                                  --------    --------    --------   ------------    --------------   ------------    --------------
Income (loss) before
  extraordinary item..........      (5,034)      2,044        (812)      (6,872)         (11,157)        (15,922)         (24,310)
Extraordinary item (f)........       --          --          6,864       --              --               --              --
                                  --------    --------    --------   ------------    --------------   ------------    --------------
Net income (loss).............      (5,034)      2,044       6,052     $ (6,872)         (11,157)       $(15,922)         (24,310)
                                                                     ------------                     ------------
                                                                     ------------                     ------------
Preferred stock dividends and
  accretion...................       --          --          --                           (9,519)                         (19,037)
                                  --------    --------    --------                   --------------                   --------------
Net income (loss) applicable
  to common stock.............    $ (5,034)   $  2,044    $  6,052                      $(20,676)                        $(43,347)
                                  --------    --------    --------                   --------------                   --------------
                                  --------    --------    --------                   --------------                   --------------
Basic earnings (loss) per
  common share (k):
    Income (loss) before
      extraordinary item......    $  (0.72)   $   0.29    $  (0.12)                     $  (2.94)                        $  (6.17)
    Extraordinary item........       --          --           0.98                       --                               --
                                  --------    --------    --------                   --------------                   --------------
    Earnings (loss) per common
      share...................    $  (0.72)   $   0.29    $   0.86                      $  (2.94)                        $  (6.17)
                                  --------    --------    --------                   --------------                   --------------
                                  --------    --------    --------                   --------------                   --------------
Weighted-average common shares
  outstanding.................    7,030,000   7,030,000   7,030,000                    7,030,000                        7,030,000
                                  --------    --------    --------                   --------------                   --------------
                                  --------    --------    --------                   --------------                   --------------

                                                                       YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------------------------
                                    1993        1994      1995(a)               1996(b)                            1997
                                  --------    --------    --------   ------------------------------   ------------------------------
                                                                       BENEDEK          BENEDEK         BENEDEK          BENEDEK
                                                                     BROADCASTING    COMMUNICATIONS   BROADCASTING    COMMUNICATIONS
                                                                     CORPORATION      CORPORATION     CORPORATION      CORPORATION
                                                                     ------------    --------------   ------------    --------------
                                                                        (DOLLARS IN THOUSANDS)
Statement of Cash Flow Data:
  Net cash provided by
    operating activities......    $  4,926    $ 10,493    $  3,250     $ 17,842         $ 17,843        $  8,471         $  8,471
  Net cash (used in) investing
    activities................        (864)     (2,507)    (30,972)    (326,632)        (326,632)         (6,282)          (6,282)
  Net cash provided by (used
    in) financing
    activities................      (6,951)     (7,037)     32,773      307,212          307,212          (7,632)          (7,632)
Certain Financial Data:
  Broadcast cash flow (g).....    $ 15,546    $ 19,627    $ 21,310     $ 38,864         $ 38,864        $ 47,534         $ 47,534
  Broadcast cash flow margin
    (h).......................        40.5%       44.4%       42.3%        40.3%            40.3%           37.4%            37.4%
  Adjusted EBITDA (i).........    $ 14,297    $ 18,318    $ 19,734     $ 36,169         $ 36,169        $ 43,747         $ 43,747
  Adjusted EBITDA margin
    (j).......................        37.3%       41.4%       39.2%        37.5%            37.5%           34.4%            34.4%
  Amortization of program
    broadcast rights..........    $  2,179    $  2,104    $  2,162     $  4,399         $  4,399        $  6,401         $  6,401
  Payment for program
    broadcast rights..........       2,180       1,888       2,132        3,318            3,318           5,937            5,937
  Capital expenditures........       1,278       1,161       2,008        5,003            5,003          10,833           10,833
Balance Sheet Data
  (end of period):
  Total assets................    $ 72,818    $ 73,621    $114,453     $491,296         $495,015        $465,523         $468,495
  Working capital.............       3,684       1,611      13,665        3,697            3,697           2,511            2,511
  Long-term debt (l)..........     112,874     107,607     135,767      261,186          358,234         260,594          370,917
  Redeemable preferred
    stock.....................       --          --          --          --              105,519          --              124,556
  Stockholder's equity
    (deficit).................     (44,660)    (42,616)    (36,564)     144,472          (51,561)        128,550          (94,908)

------------

 (a) On March 31, 1995, the Company acquired WTVY-TV serving Dothan, Alabama and Panama City, Florida. The statement of operations and other data does not include information with respect to WTVY-TV prior to the date of acquisition.

 (b) On June 6, 1996, the Company acquired the Stauffer Stations and the Brissette Stations. The statement of operations and other data does not include information with respect to the Acquired Stations prior to the date of acquisition.

 (c) Net revenues reflect deductions from gross revenues for agency and national sales representative commissions.

 (d) Cash interest expense, net includes cash interest paid and normal adjustments to accrued interest. Other interest expense includes accrued interest with respect to warrants to purchase the Company's common stock, accrued interest with respect to the contingent equity value of the Company and long-term deferred interest, accrued interest added to long-term debt balances, deferred loan amortization and accretion of discounts.

 (e) The Company had historically elected to be taxed as an S Corporation for Federal and state income tax purposes. The Company's election to be taxed as an S Corporation terminated automatically concurrently with the consummation of the Acquisitions. Accordingly, the sole stockholder of the Company is responsible for the payment of income taxes on the Company's taxable income for any time prior to June 6, 1996. The Company is now subject to Federal and state income taxes.

 (f) The Company recorded an extraordinary gain from the early extinguishment of debt comprised of a gain of $11.1 million reduced by losses of $2.7 million of prepayment premiums and contingent payments and $1.5 million of unamortized debt discount and deferred loan costs.

 (g) Broadcast cash flow is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights, corporate expenses and non-cash compensation less payments for program broadcast rights. The Company has included broadcast cash flow data because such data is used by certain investors to measure a company's ability to service debt. Broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

 (h) Broadcast cash flow margin is defined as broadcast cash flow divided by net revenues.

 (i) Adjusted EBITDA is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and non-cash compensation less payments for program broadcast rights. The Company has included Adjusted EBITDA data because such data is used by certain investors to measure a company's ability to service debt. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

 (j) Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues.

 (k) Basic earnings (loss) per common share is computed by dividing income
     (loss) after the deduction of preferred dividends and accretion of the redemption prepayment premium and amortization of the initial warrants, by the weighted average number of common shares outstanding. The effect of the stock options, initial warrants and contingent warrants has not been reflected in the computation since their inclusion as common stock equivalents for both primary and fully-diluted earnings (loss) per share was anti-dilutive.

 (l) Long-term debt is defined as notes payable and capital leases payable (including the current portion thereof), net of discount.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The operating revenues of the Company are derived primarily from the sale of local, regional and national advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. Revenues depend on the ability of the Company to provide popular programming which attracts audiences in the demographic groups targeted by advertisers, thereby allowing the Company to sell advertising time at competitive rates. Revenues also depend significantly on factors such as the national and local economy and the level of competition for advertising revenues.

     In 1997, the Company reported net revenues of $127.1 million compared to net revenues of $96.4 million in 1996 and $50.3 million in 1995. The increase in 1997 net revenues was due largely to the Acquisitions. Benedek Communications had a net loss of $24.0 million for 1997 compared to a net loss of $11.2 million for 1996 and net income of $6.0 million (after an extraordinary gain of $6.9 million) for 1995. Benedek Broadcasting had a net loss of $15.9 million for 1997 compared to a net loss of $6.9 million for 1996 and net income of $6.0 million (after an extraordinary gain of $6.9 million) in 1995. Adjusted EBITDA for the year ended December 31, 1997 was $43.7 million as compared to $36.2 million for the year ended December 31, 1996 and $19.7 million for the year ended December 31, 1995.

     Time sales to local/regional advertisers and national advertisers constitute the largest concentration of the Company's operating revenues and represent approximately 85% of gross revenues in 1997 as compared to 79% in 1996. Excluding political advertising revenue, however, the percentage of gross revenues attributable to local/regional advertising and national advertising of the Company in 1995, 1996 and 1997 was 87.4%, 86.6% and 85.9%, respectively. Approximately 56.1% of the gross revenues of the Company in 1997 was generated from local and regional advertising, which is sold primarily by the Stations' sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by the Company. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

     In December 1995, the Company entered into new long-term affiliation agreements with CBS with respect to the 12 Stations affiliated with CBS. In connection with such arrangements, CBS paid the Company bonus payments of $2.5 million in the fourth quarter of 1995 and $2.5 million in the first quarter of 1996. These payments are being recognized as revenue by the Company at the rate of $0.5 million per year over the ten-year term of the affiliation agreements.

     The Company's primary operating expenses are employee compensation, programming and depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. The Company purchases first run and off-network syndicated programming on an ongoing basis. Under its contract with the network, a network-affiliated station receives approximately two-thirds of its daily programming from its network and in turn is compensated, in most cases, by its network for carrying such programming with the network's commercial content intact. Depreciation and amortization expense has increased as assets purchased at fair market value in connection with the Acquisitions have begun to depreciate. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. The Company's operating expenses (excluding depreciation and amortization) represent approximately 66% of net revenues for 1997 as compared to 64% for 1996 and 61% for 1995. During the 18 months following the consummation of the Acquisitions, the Company implemented significant personnel, operational and programming changes at the Acquired Stations, which management believes will result in improvements in operating revenues and broadcast cash flow.

     On March 31, 1995, the Company acquired, for a cash purchase price of $28.7, million substantially all of the assets of WTVY-TV (the 'Dothan Station') which is the CBS affiliate serving both Dothan, Alabama and Panama City, Florida.

     On June 6, 1996, the Company acquired substantially all of the broadcast television assets of Stauffer consisting of five principal broadcast television stations and four satellite broadcast television stations for a purchase price of $54.5 million. The principal stations acquired by the Company were KCOY-TV, Santa Maria, California; WIBW-TV, Topeka, Kansas; KMIZ(TV), Columbia, Missouri; KGWC-TV, Casper, Wyoming; and KGWN-TV, Cheyenne, Wyoming. KGWC-TV operates two satellite stations, KGWL-TV, Lander, Wyoming, and KGWR-TV, Rock Springs, Wyoming, both of which rebroadcast the programming of KGWC-TV. KGWN-TV operates two satellite stations, KSTF-TV, Scottsbluff, Nebraska, and KTVS-TV, Sterling, Colorado, both of which rebroadcast the programming of KGWN-TV. All of the these Stations are affiliated with CBS, except for KMIZ-TV, Columbia, Missouri, which is affiliated with ABC.

     On June 6, 1996, the Company acquired all of the capital stock of Brissette for $270.0 million in cash and preferred stock. All of the outstanding indebtedness of Brissette was paid in full by the sellers at the closing. By acquiring all of the capital stock of Brissette, the Company acquired eight network-affiliated television stations including WMTV(TV), the NBC affiliate serving Madison, Wisconsin; WWLP(TV), the NBC affiliate serving Springfield, Massachusetts; WILX-TV, the NBC affiliate serving Lansing, Michigan; WHOI(TV), the ABC affiliate serving Peoria, Illinois; WSAW-TV, the CBS affiliate serving Wausau, Wisconsin; WTRF-TV, the CBS affiliate serving Wheeling, West Virginia and Steubenville, Ohio; KAUZ-TV, the CBS affiliate serving Wichita Falls, Texas; and KOSA-TV, the CBS affiliate serving Odessa, Texas. Of the $270.0 million paid for the capital stock of Brissette, $225.0 million was paid in cash and $45.0 million was paid by the issuance of the junior preferred stock of the Company to General Electric Capital Corporation ('GECC') and Mr. Paul Brissette.

     The Company has included Adjusted EBITDA and broadcast cash flow data because such data is used by certain investors to measure a company's ability to service debt. Adjusted EBITDA is used to pay principal and interest on long-term debt and to fund capital expenditures. Adjusted EBITDA and broadcast cash flow do not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     The following table sets forth certain historical results of the operations and operating data for the periods indicated. The table includes the results of operations of the Acquired Stations only from the closing date of June 6, 1996.

                                                                            YEARS ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                           1995       1996       1997
                                                                          -------    -------    -------
                                                                             (DOLLARS IN THOUSANDS)

Operating income.......................................................   $14,663    $14,868    $11,903
     Add:
          Amortization of program broadcast rights.....................     2,162      4,399      6,401
          Depreciation and amortization................................     5,042     20,220     31,380
          Corporate expenses...........................................     1,575      2,695      3,787
     Less:
          Payment for program broadcast liabilities....................    (2,132)    (3,318)    (5,937)
                                                                          -------    -------    -------
Broadcast cash flow....................................................   $21,310    $38,864    $47,534
                                                                          -------    -------    -------
                                                                          -------    -------    -------

     The following table provides both historical and Same Station information. The Same Station information gives effect to the Acquisitions as if such transactions were consummated on January 1, 1996. The Same Station information for the year ended December 31, 1996 does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such date and do not purport to project results of operations of the Company in any future period.

                                                           HISTORICAL                       SAME STATION
                                                     YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                  -----------------------------    ------------------------------
                                                                           %                                 %
                                                   1996        1997      CHANGE      1996        1997      CHANGE
                                                  -------    --------    ------    --------    --------    ------
                                                                      (DOLLARS IN THOUSANDS)

Net revenues...................................   $96,386    $127,073     31.8%    $126,165    $127,073      0.7%
Operating expenses:
     Selling, technical and program expenses...    43,759      60,385     38.0       57,332      60,385      5.3
     General and administrative................    14,844      19,618     32.2       20,239      19,618     (3.1)
     Depreciation and amortization.............    20,220      31,380     55.2       29,955      31,380      4.8
     Corporate.................................     2,695       3,787     40.5        3,700       3,787      2.4
                                                  -------    --------    ------    --------    --------    ------
                                                   81,518     115,170     41.3      111,226     115,170      3.5
                                                  -------    --------    ------    --------    --------    ------
          Operating income.....................    14,868      11,903    (19.9)      14,939      11,903    (20.3)
                                                  -------    --------    ------    --------    --------    ------
                                                  -------    --------    ------    --------    --------    ------
Broadcast cash flow............................   $38,864    $ 47,534     22.3%    $ 49,741    $ 47,534     (4.4)%
Broadcast cash flow margin.....................      40.3%       37.4%                 39.4%       37.4%
Adjusted EBITDA................................   $36,169    $ 43,747     20.9%    $ 46,041    $ 43,747     (5.0)%
Adjusted EBITDA margin.........................      37.5%       34.4%                 36.5%       34.4%

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net revenues for the year ended December 31, 1997 increased $30.7 million or 31.8% to $127.1 million from $96.4 million for the year ended December 31, 1996 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations. On a Same Station basis, net revenues for the year ended December 31, 1997 increased $1.0 million or 0.7% from the year ended December 31, 1996. Gross revenues on a Same Station basis excluding political advertising revenue decreased $8.8 million or 6.5% from the year ended December 31, 1996.

     Net revenues during the year ended December 31, 1997 continued to be adversely affected by weakness in advertising revenue for the Company's 12 CBS affiliated stations and six ABC affiliated stations. On a Same Station basis, net revenues of the Company's CBS affiliated stations decreased by 1.6% and net revenues of the Company's ABC affiliated stations increased 0.8%, while net revenues of the Company's NBC affiliated stations increased by 3.9%. Based on Nielsen ratings reports in November 1997 and February 1998, CBS programming generally enjoyed increased ratings and shares. The Company expects these higher ratings and shares to have a positive impact on net revenues.

     Operating expenses for the year ended December 31, 1997 increased $33.7 million or 41.3% to $115.2 million from $81.5 million for the year ended December 31, 1996. The increase in operating expenses was attributable to the Acquisitions. As a percentage of net revenues, operating expenses for the Stations increased to 90.6% from 84.6% in the year ended December 31, 1996, primarily as a result of an increase of $11.2 million in depreciation and amortization expense. On a Same Station basis, operating expenses for the year ended December 31, 1997 increased $4.0 million or 3.5% from the year ended December 31, 1996. Such operating expenses were $115.2 million for the year ended December 31, 1997 as compared to $111.2 million for the year ended December 31, 1996. Operating expenses as a percentage of net revenues on a Same Station basis increased from 88.2% for the year ended December 31, 1996 to 90.6% for the year ended December 31, 1997. The increase in expenses on a Same Station basis was due to increased compensation expense as the Company expanded the news operations at the Acquired Stations, increased programming expense as the Company revamped programming schedules at certain of the Acquired Stations and, to a lesser extent, increased depreciation and amortization.

     Operating income for the year ended December 31, 1997 decreased $3.0 million or 20.1% to $11.9 million from $14.9 million for the year ended December 31, 1996.

     Financial (expenses), net for Benedek Communications increased $17.5 million or 57.0% to $48.2 million from $30.7 million for the year ended December 31, 1996. Benedek Broadcasting's financial expenses (net) for the year ended December 31, 1997 increased $10.6 million or 44.9% to $34.2 million from $23.6 million in the year ended December 31, 1996. For the year ended December 31, 1997, the increases were due to the Company's higher debt level following the completion of the financing of the purchase price of the Acquired Stations. Benedek Communications has higher financial expenses than Benedek Broadcasting as a result of the interest on its Senior Subordinated Discount Notes.

     Loss on investment of $0.6 million was the result of uncertainty as to the future realization of a 1995 investment in a start-up operation in a television production business. The Company acquired a minority interest in the business which has experienced losses since that date. The Company has reflected this investment as a non-operating loss.

     Income tax benefit for Benedek Broadcasting for the year ended December 31, 1997 was $6.4 million compared to $1.9 million for the year ended December 31, 1996. For the year ended December 31, 1997, Benedek Communications had a $12.0 million income tax benefit compared to $4.7 million for the year ended December 31, 1996. Benedek Communications has a greater income tax benefit than Benedek Broadcasting due to the net tax affect on the difference in financial expenses. The tax effect of the excess of book depreciation over tax depreciation and a current period net operating loss for tax purposes were the primary factors resulting in the income tax benefit for the year ended December 31, 1997.

     Net loss for Benedek Broadcasting for the year ended December 31, 1997 was $15.9 million as compared to $6.9 million net loss for the year ended December 31, 1996. Benedek Communications had a net loss of $24.3 million for the year ended December 31, 1997 as compared to a net loss of $11.2 million for the year ended December 31, 1996.

     Broadcast cash flow for the year ended December 31, 1997 increased $8.6 million or 22.1% to $47.5 million from $38.9 million for the year ended December 31, 1996 primarily as a result of the addition of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 37.4% for the year ended December 31, 1997 from 40.3% for the year ended December 31, 1997. On a Same Station basis, broadcast cash flow for the year ended December 31, 1997 decreased $2.2 million or 4.4% to $47.5 million from $49.7 million for the year ended December 31, 1996. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis decreased to 37.4% for the year ended December 31, 1997 from 39.4% for the year ended December 31, 1996.

     The following table provides both historical and Same Station information. The Same Station information gives effect to the acquisition of the Dothan Station and the Acquired Stations as if such transactions were consummated on January 1, 1995. The Same Station information for the years ended December 31, 1995 and 1996 does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such date and do not purport to project results of operations of the Company in any future period.

                                                           HISTORICAL                       SAME STATION
                                                     YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                  -----------------------------    ------------------------------
                                                                           %                                 %
                                                   1995        1996      CHANGE      1995        1996      CHANGE
                                                  -------    --------    ------    --------    --------    ------
                                                                      (DOLLARS IN THOUSANDS)

Net revenues...................................   $50,329    $ 96,386     91.5%    $120,617    $126,165      4.6%
                                                  -------    --------    ------    --------    --------    ------
Operating expenses:
     Selling, technical and program expenses...    21,199      43,759    106.4       51,842      57,332     10.6
     General and administrative................     7,850      14,844     89.1       19,683      20,239      2.8
     Depreciation and amortization.............     5,042      20,220    301.1       28,138      29,955      6.4
     Corporate.................................     1,575       2,695     71.0        3,200       3,700     15.6
                                                  -------    --------    ------    --------    --------    ------
                                                   35,666      81,518    128.4      102,863     111,226      8.1
                                                  -------    --------    ------    --------    --------    ------
Operating income...............................   $14,663    $ 14,868      1.4%    $ 17,754    $ 14,939    (15.8)%
                                                  -------    --------    ------    --------    --------    ------
                                                  -------    --------    ------    --------    --------    ------
Broadcast cash flow............................   $21,310    $ 38,864     82.4%    $ 49,292    $ 49,741      1.0%
Broadcast cash flow margin.....................      42.3%       40.3%                 40.9%       39.4%
Adjusted EBITDA................................   $19,734    $ 36,169     83.3%    $ 46,092    $ 46,041     (0.1)%
Adjusted EBITDA margin.........................      39.2%       37.5%                 38.2%       36.5%

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net revenues for the year ended December 31, 1996 increased $46.1 million or 91.5% to $96.4 million from $50.3 million for the year ended December 31, 1995 primarily as a result of the Acquisitions which increased net revenues by $43.9 million. On a Same Station basis, net revenues for the year ended December 31, 1996 increased $5.5 million or 4.6% from the year ended December 31, 1995. On a Same Station basis, political advertising revenue for the year ended December 31, 1996 increased by $8.4 million to $9.8 million. Gross revenues on a Same Station basis excluding political advertising revenue decreased $1.4 million or 1.0% from the year ended December 31, 1995.

     Net revenues during the year ended December 31, 1996 were adversely affected by an unexpected weakness in advertising revenues for the Company's 12 CBS affiliated stations and six ABC affiliated stations which experienced a decline in audience shares relative to NBC affiliates. On a Same Station basis, net revenues of the Company's CBS affiliated stations increased by 0.9% and net revenues of the Company's ABC affiliated stations increased by 5.2%, while net revenues of the Company's NBC affiliated stations increased by 10.4%.

     Operating expenses for the year ended December 31, 1996 increased $45.9 million or 128.5% to $81.5 million from $35.7 million for the year ended December 31, 1995. Of the increase in operating expenses, $40.4 million was attributable to the Acquisitions and $2.8 million was attributable to depreciation and amortization at the Benedek Stations owned by Benedek Broadcasting for all of 1996. As a percentage of net revenues, operating expenses for the Stations increased to 84.6% from 70.9% in the year ended December 31, 1995, primarily as a result of an increase of $15.2 million in depreciation and amortization expense. On a Same Station basis, operating expenses for the year ended December 31, 1996 increased $8.4 million or 8.1% from the year ended December 31, 1995. Such operating expenses were $111.2 million for the year ended December 31, 1996 as compared to $102.9 million for the year ended December 31, 1995. The increase was primarily caused by expansion of locally-produced news programs and increased depreciation and amortization. Operating expenses as a percentage of net revenues on a Same Station basis increased from 85.3% for the year ended December 31, 1995 to 88.2% for the year ended December 31, 1996.

     Operating income for the year ended December 31, 1996 increased $0.2 million or 1.4% to $14.9 million from $14.7 million for the year ended December 31, 1995.

     Financial (expenses), net for the year ended December 31, 1996 increased $15.2 million or 98.3% to $30.7 million from $15.5 million in the year ended December 31, 1995, due to the Company's higher debt level following the completion of the financing of the purchase price for the Acquired Stations in June 1996.

     Income tax benefit for the year ended December 31, 1996 was $4.7 million compared to none for the year ended December 31, 1995. Reductions in the deferred tax liabilities related to the Acquisitions and the creation of deferred tax assets generated the income tax benefit for the year ended December 31, 1996. For the year ended December 31, 1995, the Company recognized no income tax benefit due to its Subchapter S Corporation status.

     Net loss for the year ended December 31, 1996 was $11.2 million as compared to net income of $6.1 million for the year ended December 31, 1995. The year ended December 31, 1995 included an extraordinary gain of $6.9 million on the early extinguishment of debt.

     Broadcast cash flow for the year ended December 31, 1996 increased $17.6 million or 82.4% to $38.9 million from $21.3 million for the year ended December 31, 1995 primarily as a result of the Acquisitions. As a percentage of net revenues, broadcast cash flow margin decreased to 40.3% for the year ended December 31, 1996 from 42.3% for the year ended December 31, 1995. On a Same Station basis, broadcast cash flow for the year ended December 31, 1996 increased $0.4 million or 1.0% to $49.7 million from $49.3 million for the year ended December 31, 1995. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis decreased to 39.4% for the year ended December 31, 1996 from 40.9% for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows from Operating Activities is the primary source liquidity for the Company and were $8.5 million for the year ended December 31, 1997 compared to $17.8 million for the year ended December 31, 1996. Cash flows from operating activities included cash payments of interest expense which totaled $29.0 million for the year ended December 31, 1997 as compared to $22.8 million for the year ended December 31, 1996. The increase in payments of interest expense of $6.2 million was due to the Company's higher debt level following the Acquisitions. For the year ended December 31, 1996, cash flows from operating activities included $2.5 million from the bonus payment from CBS and $2.2 million of collections on net accounts receivable provided by Stauffer.

     Cash Flows from Financing Activities were $(7.6) million for the year ended December 31, 1997 compared to $307.2 million for the year ended December 31, 1996. For the year ended December 31, 1997, cash flows from financing activities included principal payments on notes and capital leases payable of $14.9 million funded in part by aggregate draw downs on Benedek Broadcasting's revolving credit facility of $10.0 million. For the year ended December 31, 1996, cash flows from financing activities resulted from the proceeds of financing the Acquisitions.

     At December 31, 1997, Benedek Broadcasting had available to it a maximum of $15.0 million under the revolving credit facility of the Credit Agreement (the 'Revolving Credit Facility') of which $5.0 million was unused. From time to time throughout 1997, Benedek Broadcasting's cash needs has required the use of the Revolving Credit Facility for general working capital purposes and to fund capital expenditures. During the year December 31, 1997, the highest outstanding balance under the Revolving Credit Facility was $10.0 million.

THE FINANCING PLAN

     The Company implemented a financing plan in order to finance the Acquisitions and to pay fees and expenses related thereto. The financing plan consisted of (i) the offer and sale by the Company of the Senior Subordinated Discount Notes (the 'Discount Notes') to generate gross proceeds of $90.2 million, (ii) the sale by the Company of units consisting of Exchangeable Redeemable Senior Preferred Stock (the 'Senior Preferred Stock') and warrants to generate gross proceeds of $60.0 million, (iii) Benedek Broadcasting borrowing $128.0 million pursuant to the Term Loan Facilities of the Credit Agreement and
(iv) the Company issuing an aggregate of $45.0 million initial liquidation preference of Seller Junior Discount Preferred Stock (the 'Junior Preferred Stock') to GECC and Mr. Paul Brissette. Benedek Broadcasting also has outstanding $135.0 million of Senior Secured Notes due 2005 (the 'Senior Secured Notes') which were issued in 1995 to refinance outstanding indebtedness and finance the acquisition of the Dothan Station.

     The Company believes that the financing plan provides for a long-term financing structure that allows management to concentrate its efforts on maximizing results of operations. The Company anticipates that Adjusted EBITDA of Benedek Broadcasting will be sufficient to finance the operating requirements of the Stations, debt service requirements in respect of the Senior Secured Notes and Term Loan Facilities and presently anticipated capital expenditures until such time that the debt matures or requires payment in full for at least the period until the Company is required to make cash payments in respect of the Discount Notes, the Senior Preferred Stock and the Junior Preferred Stock. The Company anticipates that capital expenditures of approximately $9.0 million will be made in 1998. Such capital expenditures will be financed either from cash provided by operations, borrowings under the Revolving Credit Facility or purchase money financing.

     The Notes do not bear interest until May 15, 2001, and the Company will not be obligated to pay cash interest on the Discount Notes until November 15, 2001. In addition, for all dividend payment dates with respect to the Senior Preferred Stock and interest payment dates with respect to the Discount Notes through and including July 1, 2001, the Company may, at its option, pay dividends and/or interest, as applicable, by adding the amount thereof to the then effective liquidation preference of the Senior Preferred Stock or pay interest on the Discount Notes by issuing additional Discount Notes. For all dividend payment dates with respect to the Junior Preferred Stock prior to October 1, 2001, the Company is required to pay such dividends by adding the amount thereof to the then effective liquidation preference of the Junior Preferred Stock. In order for the Company to meet its debt service obligations after May 2001 with respect to the Discount Notes and pay required dividends after July 1, 2001 with respect to the Senior Preferred Stock and from and after October 1, 2001 with respect to the Junior Preferred Stock, the Company will need to substantially increase broadcast cash flow at the Stations or refinance the Discount Notes, Senior Preferred Stock and Junior Preferred Stock. The Company's debt service obligations, including scheduled principal amortization, in the 12 month period beginning May 15, 2001 would be approximately $58.0 million (assuming that there will not have been any mandatory or voluntary prepayments of any indebtedness prior to that time and assuming a blended interest rate on the amounts then outstanding under the Credit Agreement comparable to the rate the Company is currently paying). The Company's cash dividend payments during such period on the Senior Preferred Stock and the Junior Preferred Stock would be approximately $27.0 million.

     The Senior Secured Notes are senior secured obligations of Benedek Broadcasting and rank pari passu in right of payment with the Term Loan Facilities and revolving credit facility under the Credit Agreement. The Senior Secured Notes are guaranteed by BLC and the Company and secured by the common stock of BLC. The Senior Secured Notes will mature on March 1, 2005 and are redeemable at Benedek Broadcasting's option, in whole or in part, at any time after March 1, 2000.

     In order to repay the Discount Notes and the Senior Secured Notes at maturity, the Company will need to refinance all or a portion of such notes. The Company's ability to refinance the Discount Notes and the Senior Secured Notes will depend upon the Company's operating performance, as well as prevailing economic and market conditions, levels of interest rates, refinancing costs and other factors, many of which are beyond the Company's control.

     Benedek Communications is a holding company that will derive all of its operating income and Adjusted EBITDA from its sole subsidiary, Benedek Broadcasting, the common stock of which, together with all other assets of the Company, have been pledged to secure the Company's senior guarantee of all indebtedness of Benedek Broadcasting outstanding under the Credit Agreement and in respect of the Senior Secured Notes. As a holding company, the Company's ability to pay its obligations, including its obligation to pay interest on and principal of the Discount Notes, whether at maturity, upon a change of control or otherwise, will be dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to the Company or to make funds available to the Company for debt service or any other obligation. Although the Credit Agreement does not limit the ability of Benedek Broadcasting to pay dividends or make other payments to Benedek Communications, the Senior Secured Note Indenture does contain such limitations. However, after giving effect to the implementation of the financing plan on June 6, 1996 (including the contribution to the common equity of Benedek Broadcasting of net cash proceeds of approximately $188.8 million from the sale of the Discount Notes, the Senior Preferred Stock and the Junior Preferred Stock), as of December 31, 1997, the Company could have distributed approximately $188.8 million to the Company under such limitations.

     The Credit Agreement entered into by the Company as part of the financing plan included Term Loan Facilities totaling $128.0 million and a revolving credit facility. The Company did not meet certain financial ratios contained in the Credit Agreement at September 30 and December 31, 1996 due to lower than expected Adjusted EBITDA (as defined in the Credit Agreement). The lenders under the Credit Agreement agreed to waive such noncompliance and during February 1997, amended certain covenants applicable to 1997 and the first half of 1998. The amendment provided that for so long as the ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement) exceeded certain levels, the Term Loan Facilities would bear interest at varying additional spreads from that originally provided for in the Credit Agreement. The amendment further reduced the revolving credit facility from $15.0 million to $10.0 million and increased the percentage of excess cash flow to be applied as prepayments of the Term Loan Facilities from 50% to 75% until Benedek Broadcasting's ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement) was at 6.75 or lower.

     The Credit Agreement was amended and restated as of December 17, 1997 to convert existing Term Loans to new term loans, to modify certain financial convenants and ratios, to increase the revolving credit facility to $15.0 million and to replace certain parties of the agreement. As of

December 17, 1997, the outstanding principal balance of the existing term loans which totaled $100.8 million were converted to (1) Term Loan Series A of $77.0 million and (2) Term Loan Series B of $33.8 million. The Term Loan Facilities generally provide for quarterly amortization until final maturity on December 31, 2004. The Company is required to make scheduled amortization payments on the Term Loan Facilities, on an aggregate basis for Series A and Series B Facilities, as follows: during 1998, $2.5 million; during 1999, $11.0 million; during 2000, $13.0 million; during 2001, $13.0 million; during 2002, $14.0 million; during 2003, $15.0 million; and during 2004, $42.3 million.

     In addition, the Company will be required to make prepayments on the Term Loan Facilities under certain circumstances, including upon certain asset sales and the issuance of certain debt or equity securities. The Company will also be required to make prepayments on the Term Loan Facilities in an amount equal to 50% of excess cash flow (as defined). These mandatory prepayments will be applied to prepay, on a pro rata basis, the Term Loan Series A and Term Loan Series B.

     The Term Loan Series A bears interest, at the Company's option, at a base rate plus a spread or at a Eurodollar rate plus a spread. The Term Loan Series B bears interest, at the Company's option, at a base rate plus a spread or at a Eurodollar rate plus a spread. The margins above the base rate and the Eurodollar rate at which the Term Loans and Revolving Credit Facility will bear interest are subject to reductions at such times as certain leverage ratio performance tests are satisfied.

     The Company entered into an interest rate cap agreement which matures in May 1998 to reduce the impact of changes in interest rates on its floating-rate long-term debt. That agreement effectively entitles the Company to receive from a financial institution the amount, if any, by which the London Interbank Offering Rate (LIBOR) exceeds 7.36% on a notional amount totaling $125.0 million subject to an amortization schedule. Although Benedek Broadcasting is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate cap, management does not expect nonperformance by the counterparty.

     Benedek Broadcasting has the ability, subject to a borrowing base and compliance with certain covenants and conditions, to borrow up to an additional $15.0 million for general corporate purposes pursuant to the Revolving Credit Facility. The Revolving Credit Facility has a term expiring in 2004 and is fully revolving until final maturity. The Revolving Credit Facility bears interest, at Benedek Broadcasting's option, at a base rate plus a spread or at a Eurodollar rate plus a spread.

     The Term Loans and the Revolving Credit Facility are secured by certain of Benedek Broadcasting's present and future property and assets. The Term Loans are also guaranteed by BLC, a wholly-owned subsidiary of Benedek Broadcasting that holds the FCC licenses and authorizations for the Stations, and is secured by all of the common stock of BLC.

     The Term Loans and the Revolving Credit Facility contain certain financial covenants, including, but not limited to, covenants related to cash interest coverage, maximum leverage ratio and minimum Consolidated Adjusted EBITDA (as defined). In addition, the Term Loans and the Revolving Credit Facility contain other affirmative and negative covenants relating to (among other things) liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to the Company) transactions with affiliates, mergers and acquisitions, sales of assets, guarantees and investments. The Term Loans and the Revolving Credit Facility contain customary events of default for highly-leveraged financings, including certain changes in ownership or control of Benedek Broadcasting or the Company.

RECENT DEVELOPMENTS

     In the third quarter of 1997, the Company entered into definitive agreements with The Warner Bros. Television Network to develop a local cable affiliate called the 'WeB' in each of the Company's 20 markets which rank above
100. The WeB is intended to be a 24 hour, seven day a week television channel which will broadcast The Warner Bros. Television Network prime time programming, WB children's programming and syndicated programming of Warner Bros. and others. The Company is currently in negotiations with cable systems in its markets for the carriage of WeB programming. The WeB is scheduled to begin service in the fall of 1998. The Company will be responsible for all local sales efforts for the new channels in its markets. The Company does not anticipate a significant effect on operations during 1998 nor does it anticipate that significant capital expenditures will be required in connection with the development of its WeB affiliates.

     During August 1997, Benedek Broadcasting completed the purchase of the television broadcasting licenses and certain equipment of two low-power television stations located in Columbia and Jefferson City, Missouri for a purchase price of $0.2 million. One-half of the purchase price was paid at closing with the remainder due in two installments during 1998 and 1999. Concurrently with such purchase, the Company entered into network affiliation agreements for these two Stations with the Fox Television Network. These Stations began operating in September of 1997 without material expenditures for equipment needs.

     In connection with the acquisition of the Brissette Stations, the Company obtained a temporary waiver of the FCC's duopoly rules which would otherwise have precluded the Company from acquiring the Brissette Station in Madison, Wisconsin due to the Grade A broadcast signal overlap between that Station and the Company's Station in Rockford, Illinois. Under the FCC's current duopoly rules, the Company will be required to dispose of one of such Stations. In addition, the FCC has advised it will not extend the Company's temporary waiver of such rules and as a result the Company will be required to place one of such Stations in a trust with an independent trustee. The Company will seek to comply with the FCC requirements by exchanging one of the Stations for another broadcast station.

INCOME TAXES

     For the year ended December 31, 1997, Benedek Broadcasting had a tax benefit of $6.4 million recognized consisting of a $6.7 million benefit related to the net reduction of deferred income tax liabilities and $0.3 million of taxes currently due. Benedek Communications had a tax benefit of $12.0 million for the year ended December 31, 1997 consisting of a $12.3 million benefit related to the net reduction of deferred income tax liabilities and $0.3 million of taxes currently due.

     Under the provisions of the Internal Revenue Code, Benedek Broadcasting has approximately $17.4 million of actual net operating loss carryforwards available to offset future tax liabilities whereas Benedek Communications has approximately $18.4 million available to it. These net operating loss carryforwards expire between 2007 through 2011.

SEASONALITY

     Net revenues and operating cash flow of the Company are generally higher during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period, and, to a lesser extent, during the second quarter of each year.

EMERGING ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (the 'FASB') has issued two new pronouncements that the Company will be required to adopt December 31, 1998. These pronouncements are not expected to have a significant impact on the Company's financial statements.

     FASB Statement No. 130 'Reporting Comprehensive Income' establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that a company (a) classify terms of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company currently has no items of comprehensive income.

     FASB Statement No. 131 'Disclosures about Segments of an Enterprise and Related Information' establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages F-1 and S-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth certain information with respect to each director and executive officer of the Company:

                NAME                     AGE                              POSITION
------------------------------------   -------   -----------------------------------------------------------
A. Richard Benedek..................       59    Chairman, Chief Executive Officer and Director
K. James Yager......................       62    President and Director
Ronald L. Lindwall..................       52    Senior Vice President-Finance, Chief Financial Officer,
                                                   Treasurer, Secretary and Director
Terrance F. Hurley..................       42    Senior Vice President of Benedek Broadcasting
Raymond P. Maselli..................       57    Senior Vice President of Benedek Broadcasting
Clyde G. Payne......................       62    Senior Vice President of Benedek Broadcasting
Raymond J. Schonbak.................       55    Senior Vice President of Benedek Broadcasting
Keith L. Bland......................       42    Senior Vice President-Planning and Technology of Benedek
                                                   Broadcasting
Mary L. Flodin......................       42    Vice President and Controller of Benedek Broadcasting
Jay Kriegel.........................       57    Director
Paul S. Goodman.....................       43    Director

     Mr. A. Richard Benedek has been engaged in the television broadcasting industry for over 18 years. Mr. Benedek is the Chairman and Chief Executive Officer of the Company, positions he has held since the formation of the Company in 1996. Mr. Benedek has served as Chairman and Chief Executive Officer of Benedek Broadcasting since its formation in January 1979. From the formation of Benedek Broadcasting until March 1995, Mr. Benedek also served as President of Benedek Broadcasting. Additionally, Mr. Benedek has also served as President and Chief Executive Officer of Blue Grass Television, Inc. ('Blue Grass') and Youngstown Broadcasting Co., Inc. ('Youngstown') from their formation in January 1980 and September 1982, respectively, until both were merged into Benedek Broadcasting on March 10, 1995 (the 'Merger'). Prior to his activities in the television broadcasting industry, Mr. Benedek was a partner in the investment banking firm of Bear, Stearns & Co. Inc. Mr. Benedek currently serves on the board of directors of the ABC Affiliates Association.

     Mr. K. James Yager has been engaged in the television broadcasting industry for over 38 years. Mr. Yager is the President and a director of the Company, positions he has held since the formation of the Company in 1996. Mr. Yager has served as President of Benedek Broadcasting since March 1995. From 1987 until he became President, Mr. Yager served as Executive Vice President of Benedek Broadcasting. Mr. Yager has been a director of Benedek Broadcasting since 1986. Mr. Yager has also served as Vice President of each of Blue Grass and Youngstown from 1990 and 1993, respectively, until the Merger. Mr. Yager was employed by Cosmos Broadcasting from 1960 until 1980, most recently as general manager of its television stations in Columbia, South Carolina and New Orleans, Louisiana. From 1980 until 1986, Mr. Yager was Executive Vice President and Chief Operating Officer of Spartan Radiocasting, which then owned three television stations and four radio stations. Mr. Yager currently serves on the board of directors of each of the National Association of Broadcasters, Broadcast Music, Inc. and the Television Bureau of Advertising.

     Mr. Ronald L. Lindwall is the Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer and a director of the Company, positions he has held since the formation of the Company in 1996. Mr. Lindwall has also held the same positions at Benedek Broadcasting since March 1995. From 1990 until March 1995, Mr. Lindwall served as Senior Vice President, Chief Financial Officer and Treasurer of Benedek Broadcasting. Mr. Lindwall has been a director of Benedek Broadcasting since 1994. Mr. Lindwall has also served as Senior Vice President, Chief Financial Officer and Treasurer of each of Blue Grass and Youngstown from 1990 until the Merger. From 1982 to 1990, Mr. Lindwall was a partner at the accounting firm of McGladrey & Pullen.

     Mr. Terrance F. Hurley has served as Senior Vice President of Benedek Broadcasting since May 1996. From December 1995 until he became Senior Vice President, Mr. Hurley served as Vice President/General Manager of KDLH-TV serving Duluth, Minnesota and Superior, Wisconsin. Mr. Hurley also served as General Manager of KDLH-TV from October 1994 until December 1995 and General Sales Manager of KHQA-TV serving Quincy, Illinois and Hannibal, Missouri from May 1993 until October 1994. From 1991 until May 1993, Mr. Hurley was employed by Dix Communications as the General Sales Manager of KAAL-TV serving Rochester-Austin, Minnesota. Mr. Hurley currently serves on the 100 Plus Committee of the National Association of Broadcasters.

     Mr. Raymond P. Maselli was promoted to Senior Vice President of Benedek Broadcasting effective March 1997. Mr. Maselli has been with Benedek Broadcasting as Vice President, General Manager of WYTV in Youngstown, Ohio since 1989. He was the Vice President of Sales and Programming for WGRZ-TV of Buffalo, New York from 1983 to 1989. Mr. Maselli started his broadcast career in 1965.

     Mr. Clyde G. Payne has been engaged in the television broadcasting industry for over 30 years. Mr. Payne was promoted to Senior Vice President of Benedek Broadcasting effective March 1997. From March 1995 until February 1997, he served as Divisional Vice President of Benedek Broadcasting. Mr. Payne also served as General Manager of WBKO-TV serving Bowling Green, Kentucky from 1970 until 1997. Mr. Payne was also part owner of WBKO-TV from 1976 until the Station was acquired by Blue Grass in 1983. Mr. Payne has served as chairman of the Arbitron Television Advisory Counsel and the ABC Affiliates Association, as well as Vice Chairman of the Television Board of the National Association of Broadcasters.

     Mr. Raymond J. Schonbak was hired effective April 1997 to serve as a Senior Vice President of Benedek Broadcasting. Mr. Schonbak was the founder and President of US Broadcast Group LLP of Shelton, Connecticut from 1995 to 1997. He served as the Chief Executive Officer of Triad Communications of San Francisco, California from 1991 to 1995. Prior to that time, Mr. Schonbak held a variety of management positions in the broadcast field beginning in 1970.

     Mr. Keith L. Bland has been engaged in the television broadcasting industry for over 23 years. Mr. Bland has served as Senior Vice President-Planning and Technology of Benedek Broadcasting since January 1996. From March 1995 until January 1996, Mr. Bland served as Vice President and General Manager of WTAP-TV serving Parkersburg, West Virginia. Mr. Bland also served as General Manager of WTAP-TV from January 1990 until March 1995, General Sales Manager of WIFR-TV serving Rockford, Illinois from September 1989 until January 1990 and Local/Regional Sales Manager of WIFR-TV from July 1987 until September 1989.

     Ms. Mary L. Flodin has served as Vice President and Controller of the Company since its formation in 1996. Ms. Flodin has also held the same positions at Benedek Broadcasting since 1990. From 1988 to 1990, Ms. Flodin served as Controller of Benedek Broadcasting. Ms. Flodin has also served as Vice President and Controller of each of Blue Grass and Youngstown from 1990 until the Merger. From 1983 to 1988, Ms. Flodin served in various financial capacities as Vice President of AMCORE Financial, Inc.

     Mr. Jay L. Kriegel has been engaged in the communications industry for over 20 years. Since March 1994, Mr. Kriegel has been a counselor with the public relations firm of Abernathy MacGregor Frank and its predecessor firm. From 1988 to 1994, Mr. Kriegel was Senior Vice President of CBS Inc. Mr. Kriegel has served as a director of Benedek Broadcasting since May 1994 and as a director of the Company since its formation in 1996.

     Mr. Paul S. Goodman has been corporate counsel to Benedek Broadcasting since 1983 and the Company since its formation in 1996. Since April 1993, Mr. Goodman has been a member of the law firm of Shack & Siegel, P.C. From January 1990 to April 1993, Mr. Goodman was a member of the law firm of Whitman & Ransom. Mr. Goodman has served as a director of Benedek Broadcasting since November 1994 and as a director of the Company since its formation in 1996.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation paid to the Company's Chief Executive Officer and the other five most highly-compensated executives during the fiscal years ended December 31, 1997, December 31, 1996 and December 31, 1995.

                           SUMMARY COMPENSATION TABLE

                                                              ANNUAL COMPENSATION
                                                   ------------------------------------------
                                                                                   OTHER                  ALL
                                                                                  ANNUAL                 OTHER
      NAME AND PRINCIPAL POSITION          YEAR    SALARY($)    BONUS($)      COMPENSATION($)      COMPENSATION($)(a)
----------------------------------------   ----    ---------    --------      ---------------      ------------------
A. Richard Benedek, Chairman               1997      750,000      --              --                     11,218
  and Chief Executive Officer              1996      525,000      --              --                      9,598
                                           1995      475,000      --              --                      8,378

K. James Yager, President                  1997      415,500      --              --                     14,875
                                           1996      406,586      --              --                     15,465
                                           1995      344,950      --              --                     17,826

Ronald L. Lindwall, Senior Vice            1997      174,327     25,000           --                      4,555
  President-Finance, Chief Financial       1996      149,530     25,000           --                      4,458
  Officer, Secretary and Treasurer         1995      107,652     55,000           --                      3,649

Terrance F. Hurley, Senior Vice            1997      174,327      --              --                      3,530
  President                                1996      125,538     25,000           --                      2,573

Raymond P. Maselli, Senior Vice            1997      174,352      --              --                      7,703
  President

Raymond J. Schonbak, Senior Vice           1997      182,693      --               99,561(b)              5,544
  President

------------

 (a) Represents the amount of the Company's contribution under its 401(k) plan and life insurance premiums.

 (b) Represents relocation expenses ($63,554), amounts reimbursed for the payment of taxes ($31,116), personal use of Company vehicle and medical insurance.

                            ------------------------

     As of December 31, 1997, K. James Yager, the President of the Company, held options to purchase 370,000 shares of Class B Common Stock of the Company. Based upon a method of valuation chosen by the Company, the Company believes the options were not in-the-money as of December 31, 1997.

DIRECTOR COMPENSATION

     All directors hold office until their successors are duly elected and qualify. Executive officers of the Company are appointed by the Board of Directors and serve at the Board's discretion. In 1997, the Company paid each director who is not an employee of the Company $2,500 per quarter and $500 per Board meeting for his services as a director. No family relationship exists between any of the executive officers or directors of the Company.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Benedek, Yager and Lindwall, all of whom are executive officers of the Company, serve as directors of the Company. Presently, the Company does not have a compensation committee. Compensation for executive officers is recommended to the Board of Directors by the Chief Executive Officer. In making his compensation recommendations, the Chief Executive Officer considers several criteria, including the Company's performance and growth, industry standards for similarly situated companies and experience and qualitative performance of such executive officers.

     On January 1, 1998, Mr. K. James Yager, the President and a director of the Company, exercised options to purchase 370,000 shares of Class B Common Stock of the Company for an aggregate exercise price of $555,000. Mr. Yager borrowed the funds necessary to pay the exercise price from the Company, which loan is evidenced by a promissory note which bears interest at the rate of 5.93% per annum and is payable on December 31, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Mr. A. Richard Benedek, the Chairman and Chief Executive Officer of the Company, owns 6,467,600 shares of Class B Common Stock of the Company, representing 87.4% of its outstanding common stock.

     Mr. Stephen Benedek, the son of Mr. A. Richard Benedek, owns 562,400 shares of Class B Common Stock of the Company, representing 7.6% of its outstanding common stock. Mr. Stephen Benedek is not an officer, director or employee of the Company.

     Mr. K. James Yager, the President and a director of the Company, owns 370,000 shares of Class B Common Stock of the Company, representing 5.0% of its outstanding common stock.

     See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Financing Plan' for a discussion with respect to arrangements which may result in a change in control of Benedek Broadcasting and/or BLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 1, 1998, Mr. K. James Yager, the President and a director of the Company, exercised options to purchase 370,000 shares of Class B Common Stock of the Company for an aggregate exercise price of $555,000. Mr. Yager borrowed the funds necessary to pay the exercise price from the Company, which loan is evidenced by a promissory note which bears interest at the rate of 5.93% per annum and is payable on December 31, 2007.

     Paul S. Goodman, a member of the law firm of Shack & Siegel, P.C., is a director of the Company. During the fiscal year ended December 31, 1997, the Company paid approximately $222,000 for legal services to Shack & Siegel, P.C.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Consolidated Financial Statements of the Company.

                                                                                                              PAGE
                                                                                                              -----

Benedek Communications Corporation and Subsidiaries
     Independent Auditor's Report..........................................................................     F-2
     Consolidated Balance Sheets as of December 31, 1996 and 1997..........................................     F-3
     Consolidated Statements of Operations for the Three Years Ended December 31, 1997.....................     F-4
     Consolidated Statements of Stockholder's Equity (Deficit) for the Three Years Ended December 31,
      1997.................................................................................................     F-5
     Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1997.....................     F-6
     Notes to Consolidated Financial Statements............................................................     F-8

Benedek License Corporation
     Independent Auditor's Report..........................................................................    F-25
     Balance Sheets as of December 31, 1996 and 1997.......................................................    F-26
     Statements of Operations for the Period February 28, 1995 through December 31, 1995 and the Two Years
      Ended December 31, 1997..............................................................................    F-27
     Statements of Stockholder's Equity for the Period February 28, 1995 through December 31, 1995 and the
      Two Years Ended December 31, 1997....................................................................    F-28
     Statements of Cash Flows for the Period February 28, 1995 through December 31, 1995 and the Two Years
      Ended December 31, 1997..............................................................................    F-29
     Notes to Financial Statements.........................................................................    F-30
     (a)(2) Supplemental Schedule.
Benedek Communications Corporation and Subsidiaries
     Independent Auditor's Report..........................................................................     S-1
     Schedule II -- Valuation and Qualifying Accounts......................................................     S-2

     All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (a)(3) Exhibits.

  3.1    -- Certificate of Incorporation of Benedek Communications Corporation, as amended, incorporated by reference to Exhibit 3.1 to Benedek Communications Corporation's Registration Statement on Form S-4, File No.
            333-09529, filed on August 2, 1996 (the 'S-4 Registration Statement').
  3.2    -- By-Laws of Benedek Communications Corporation, incorporated by reference to Exhibit 3.2 to the S-4
            Registration Statement.
  3.3    -- Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other
            Special Rights of 15.0% Exchangeable Redeemable Senior Preferred Stock due 2007 and Qualifications,
            Limitations and Restrictions thereof of Benedek Communications Corporation, incorporated by reference to
            Exhibit 3.3 to the S-4 Registration Statement.
  3.4    -- Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of
            Series C Junior Discount Preferred Stock and Qualifications, Limitations and Restrictions thereof of
            Benedek Communications Corporation, incorporated by reference to Exhibit 3.4 to the S-4 Registration
            Statement.
  3.5    -- Certificate of Incorporation of Benedek Broadcasting Corporation, as amended, incorporated by reference to Exhibit 3.1 to Benedek Broadcasting Corporation's Registration Statement on Form S-1, File No.
            33-91412, filed on April 20, 1995 (the 'S-1 Registration Statement').
  3.6    -- By-Laws of Benedek Broadcasting Corporation, as amended, incorporated by reference to Exhibit 3.2 to the
            S-1 Registration Statement.
  3.7    -- Certificate of Incorporation of Benedek License Corporation, incorporated by reference to Exhibit 3.3 to
            Benedek Broadcasting Corporation's Quarterly Report on From 10-Q for the quarter ended June 30, 1996 (the
            'Second Quarter 1996 10-Q').
  3.8    -- By-Laws of Benedek License Corporation, incorporated by reference to Exhibit 3.4 to the Second Quarter
            1996 10-Q.
  4.1    -- Indenture dated as of May 15, 1996 between Benedek Communications Corporation and United States Trust
            Company of New York, relating to the 13 1/4% Senior Subordinated Discount Notes due 2006 of Benedek
            Communications Corporation, incorporated by reference to Exhibit 4.1 to the S-4 Registration Statement.
  4.2    -- Form of 13 1/4% Senior Subordinated Discount Note due 2006 of Benedek Communications Corporation
            (included in Exhibit 4.1 hereof), incorporated by reference to Exhibit 4.2 to the S-4 Registration
            Statement.
  4.3    -- Indenture dated as of March 1, 1995 between Benedek Broadcasting Corporation and The Bank of New York,
            relating to the 11 7/8% Senior Secured Notes due 2005 of Benedek Broadcasting Corporation, incorporated by reference to Exhibit 4.3 to the S-4 Registration Statement.
  4.4    -- Form of 11 7/8% Senior Secured Note due 2005 of Benedek Broadcasting Corporation (included in Exhibit 4.3 hereof), incorporated by reference to Exhibit 4.4 to the S-4 Registration Statement.
  4.5    -- First Supplemental Indenture dated as of June 6, 1996 among Benedek Broadcasting Corporation, Benedek
            License Corporation and The Bank of New York, incorporated by reference to Exhibit 4.3 to the Second
            Quarter 1996 10-Q.
  4.6    -- Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other
            Special Rights of 15.0% Exchangeable Redeemable Senior Preferred Stock due 2007 and Qualifications,
            Limitations and Restrictions thereof of Benedek Communications Corporation (filed as Exhibit 3.3 hereof), incorporated by reference to Exhibit 4.5 to the S-4 Registration Statement.
  4.7    -- Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of
            Series C Junior Discount Preferred Stock and Qualifications, Limitations and Restrictions thereof of
            Benedek Communications Corporation (filed as Exhibit 3.4 hereof), incorporated by reference to Exhibit 4.6 to the S-4 Registration Statement.
  4.8    -- Warrant Agreement dated as of June 5, 1996 between Benedek Communications Corporation and IBJ Schroder
            Bank & Trust Company with respect to Class A Common Stock of Benedek Communications Corporation,
            incorporated by reference to Exhibit 4.7 to the S-4 Registration Statement.
 10.1    -- Purchase Agreement dated May 30, 1996 between Benedek Communications Corporation and Goldman, Sachs &
            Co., incorporated by reference to Exhibit 10.1 to the S-4 Registration Statement.

 10.2    -- Exchange and Registration Rights Agreement dated May 30, 1996 between Benedek Communications Corporation and Goldman, Sachs & Co. with respect to the 13 1/4% Senior Subordinated Discount Notes due 2006 of
            Benedek Communications Corporation, incorporated by reference to Exhibit 10.2 to the S-4 Registration
            Statement.
 10.3    -- Placement Agreement dated June 5, 1996 among Benedek Communications Corporation, Goldman, Sachs & Co. and
            BT Securities Corporation, incorporated by reference to Exhibit 10.3 to the S-4 Registration Statement.
 10.4    -- Exchange and Registration Rights Agreement dated June 5, 1996 among Benedek Communications Corporation,
            Goldman, Sachs & Co. and BT Securities Corporation with respect to the 15.0% Exchangeable Redeemable
            Senior Preferred Stock due 2007 of Benedek Communications Corporation, incorporated by reference to
            Exhibit 10.4 to the S-4 Registration Statement.
 10.5    -- Warrant Agreement dated as of June 5, 1996 between Benedek Communications Corporation and IBJ Schroder
            Bank & Trust Company (filed as Exhibit 4.8 hereof), incorporated by reference to Exhibit 10.5 to the S-4
            Registration Statement.
 10.6    -- Contingent Warrant Escrow Agreement dated June 5, 1996 between Benedek Communications Corporation and IBJ
            Schroder Bank & Trust Company, incorporated by reference to Exhibit 10.6 to the S-4 Registration
            Statement.
 10.7    -- Common Stock Registration Rights Agreement dated as of June 5, 1996 among Benedek Communications
            Corporation, Goldman, Sachs & Co. and BT Securities Corporation, incorporated by reference to Exhibit 10.7 to the S-4 Registration Statement.
*10.8    -- Amended and Restated Credit Agreement dated as of December 17, 1997 among Benedek Communications
            Corporation, Benedek Broadcasting Corporation, the Lenders listed therein and Bankers Trust Company, as
            Agent.
*10.9    -- Amended and Restated Guaranty dated as of December 17, 1997 by Benedek Communications Corporation in
            favor of Bankers Trust Company.
*10.10   -- Amended and Restated Guaranty dated as of December 17, 1997 by Benedek License Corporation in favor of
            Bankers Trust Company.
*10.11   -- Amended and Restated Pledge Agreement dated as of December 17, 1997 between Benedek Communications
            Corporation and Bankers Trust Company.
*10.12   -- Amended and Restated Security Agreement dated as of December 17, 1997 between Benedek Communications
            Corporation and Bankers Trust Company.
*10.13   -- Amended and Restated Accounts Receivable Security Agreement dated as of December 17, 1997 between Benedek
            Broadcasting Corporation and Bankers Trust Company.
*10.14   -- Amended and Restated Acquired Assets Security Agreement dated as of December 17, 1997 between Benedek
            Broadcasting Corporation and Bankers Trust Company.
*10.15   -- Amended and Restated Tangible Assets Security Agreement dated as of December 17, 1997 between Benedek
            Broadcasting Corporation and Bankers Trust Company.
*10.16   -- Amended and Restated Collateral Account Agreement dated as of December 17, 1997 between Benedek
            Communications Corporation and Bankers Trust Company.
*10.17   -- Master Assignment Agreement dated as of December 17, 1997 among Benedek Communications Corporation,
            Benedek Broadcasting Corporation, Canadian Imperial Bank of Commerce, New York Agency, and the Financial
            Institutions listed therein.
 10.18   -- Form of Indemnity Agreement between Benedek Communications Corporation and each of its executive officers and directors, incorporated by reference to Exhibit 10.14 to the S-4 Registration Statement.
 10.19   -- Employment Agreement dated as of June 6, 1996 between Benedek Broadcasting Corporation and A. Richard
            Benedek, incorporated by reference to Exhibit 10.16 to the S-4 Registration Statement.
 10.20   -- Employment Agreement dated as of June 6, 1996 between Benedek Broadcasting Corporation and K. James
            Yager, incorporated by reference to Exhibit 10.17 to the S-4 Registration Statement.
 10.21   -- Employment Agreement dated as of June 6, 1996 between Benedek Broadcasting Corporation and Ronald L.
            Lindwall, incorporated by reference to Exhibit 10.19 to the S-4 Registration Statement.
 10.22   -- Employment Agreement dated as of June 6, 1996 between Benedek Broadcasting Corporation and Terrance F.
            Hurley, incorporated by reference to Exhibit 10.20 to the S-4 Registration Statement.

*21      -- Subsidiaries of Benedek Communications Corporation and Benedek Broadcasting Corporation.
*23      -- Consent of McGladrey & Pullen, LLP.
*27.1    -- Financial Data Schedule pursuant to Article 5 of Regulation S-X with respect to Benedek Communications
            Corporation.
*27.2    -- Financial Data Schedule pursuant to Article 5 of Regulation S-X with respect to Benedek Broadcasting
            Corporation.

------------

*  Filed herewith

     (b) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 1998

                                            BENEDEK COMMUNICATIONS CORPORATION
                                                       (REGISTRANT)

                                          By:       /S/ A. RICHARD BENEDEK
                                               .................................

                                                     A. RICHARD BENEDEK
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                             CAPACITY IN WHICH SIGNED                    DATE
------------------------------------------  --------------------------------------------   -------------------
          /s/ A. RICHARD BENEDEK            Chairman and Chief Executive Officer             March 24, 1998
 .........................................    (Principal Executive Officer) and Director
            A. RICHARD BENEDEK

            /s/ K. JAMES YAGER              President and Director                           March 24, 1998
 .........................................
              K. JAMES YAGER

          /s/ RONALD L. LINDWALL            Senior Vice President -- Finance, Chief          March 24, 1998
 .........................................    Financial Officer, Secretary and Treasurer
            RONALD L. LINDWALL                (Principal Financial and Accounting
                                              Officer) and Director

             /s/ JAY KRIEGEL                Director                                         March 24, 1998
 .........................................
               JAY KRIEGEL

           /s/ PAUL S. GOODMAN              Director                                         March 24, 1998
 .........................................
             PAUL S. GOODMAN

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 1998

                                             BENEDEK BROADCASTING CORPORATION
                                                       (REGISTRANT)

                                          By:       /S/ A. RICHARD BENEDEK
                                               .................................

                                                     A. RICHARD BENEDEK
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                             CAPACITY IN WHICH SIGNED                    DATE
------------------------------------------  --------------------------------------------   -------------------

          /s/ A. RICHARD BENEDEK            Chairman and Chief Executive Officer             March 24, 1998
 .........................................    (Principal Executive Officer) and Director
            A. RICHARD BENEDEK

            /s/ K. JAMES YAGER              President and Director                           March 24, 1998
 .........................................
              K. JAMES YAGER

          /s/ RONALD L. LINDWALL            Senior Vice President -- Finance, Chief          March 24, 1998
 .........................................    Financial Officer, Secretary and Treasurer
            RONALD L. LINDWALL                (Principal Financial and Accounting
                                              Officer) and Director

             /s/ JAY KRIEGEL                Director                                         March 24, 1998
 .........................................
               JAY KRIEGEL

           /s/ PAUL S. GOODMAN              Director                                         March 24, 1998
 .........................................
             PAUL S. GOODMAN

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 1998

                                               BENEDEK LICENSE CORPORATION
                                            (SUBSIDIARY GUARANTOR REGISTRANT)

                                          By:       /S/ RONALD L. LINDWALL
                                               .................................

                                                     RONALD L. LINDWALL
                                                SENIOR VICE PRESIDENT, CHIEF
                                               FINANCIAL OFFICER, SECRETARY AND
                                                          TREASURER

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                             CAPACITY IN WHICH SIGNED                    DATE
------------------------------------------  --------------------------------------------   -------------------

          /s/ A. RICHARD BENEDEK            Chairman and Chief Executive Officer             March 24, 1998
 .........................................    (Principal Executive Officer) and Director
            A. RICHARD BENEDEK                of Benedek License Corporation

            /s/ K. JAMES YAGER              President and Director of Benedek License        March 24, 1998
 .........................................    Corporation
              K. JAMES YAGER

          /s/ RONALD L. LINDWALL            Senior Vice President, Chief Financial           March 24, 1998
 .........................................    Officer, Secretary and Treasurer
            RONALD L. LINDWALL                (Principal Financial and Principal
                                              Accounting Officer) and Director of
                                              Benedek License Corporation

           /s/ PAUL S. GOODMAN              Director of Benedek License Corporation          March 24, 1998
 .........................................
             PAUL S. GOODMAN

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material was sent to security holders by the Company during the fiscal year ended December 31, 1997.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE
                                                                                                    ----
Benedek Communications Corporation and Subsidiaries and Benedek Broadcasting Corporation and
  Subsidiary
     Independent Auditor's Report................................................................    F-2
     Consolidated Balance Sheets as of December 31, 1996 and 1997................................    F-3
     Consolidated Statements of Operations for the Three Years Ended December 31, 1997...........    F-4
     Consolidated Statements of Stockholder's Equity (Deficit) for the Three Years Ended December
      31, 1997...................................................................................    F-5
     Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1997...........    F-6
     Notes to Consolidated Financial Statements..................................................    F-8

Benedek License Corporation
     Independent Auditor's Report................................................................   F-25
     Balance Sheets as of December 31, 1996 and 1997.............................................   F-26
     Statements of Operations for the Period February 28, 1995 through December 31, 1995 and the
      Two Years Ended December 31, 1997..........................................................   F-27
     Statements of Stockholder's Equity for the Period February 28, 1995 through December 31,
      1995 and the Two Years Ended December 31, 1997.............................................   F-28
     Statements of Cash Flows for the Period February 28, 1995 through December 31, 1995 and the
      Two Years Ended December 31, 1997..........................................................   F-29
     Notes to Financial Statements...............................................................   F-30

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES AND
BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
Rockford, Illinois

     We have audited the accompanying consolidated balance sheets of Benedek Communications Corporation and subsidiaries and Benedek Broadcasting Corporation (a wholly-owned subsidiary of Benedek Communications Corporation) and subsidiary as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the years ended December 31, 1995, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benedek Communications Corporation and subsidiaries and Benedek Broadcasting Corporation and subsidiary as of December 31, 1996 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1995, 1996 and 1997, in conformity with generally accepted accounting principles.

                                          /S/ MCGLADREY & PULLEN, LLP

Rockford, Illinois
February 7, 1998

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                        DECEMBER 31,
                                -------------------------------------------------------------
                                            1996                            1997
                                -----------------------------   -----------------------------
                                  BENEDEK         BENEDEK         BENEDEK         BENEDEK
                                BROADCASTING   COMMUNICATIONS   BROADCASTING   COMMUNICATIONS
                                CORPORATION     CORPORATION     CORPORATION     CORPORATION
                                ------------   --------------   ------------   --------------
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
       ASSETS (Note G)
Current Assets
    Cash and cash
     equivalents..............    $  8,090        $  8,091        $  2,647        $  2,648
    Receivables
        Trade, less allowance
        for doubtful accounts
        of $484 and $472 for
        1996 and 1997.........      23,744          23,744          25,004          25,004
        Due from seller.......         474             474          --             --
        Other.................         386             385           1,729           1,729
    Current portion of program
     broadcast rights.........       4,428           4,428           4,869           4,869
    Prepaid expenses..........       1,453           1,453           1,659           1,659
    Deferred income taxes.....       1,333           1,333           1,004           1,004
                                ------------   --------------   ------------   --------------
        Total current
        assets................      39,908          39,908          36,912          36,913
                                ------------   --------------   ------------   --------------
Property and equipment (Note
  D)..........................      84,021          84,021          73,811          73,811
                                ------------   --------------   ------------   --------------
Intangible assets (Note E)....     354,622         354,622         345,588         345,588
                                ------------   --------------   ------------   --------------
Other Assets
    Program broadcast rights,
     less current portion
     (Note H).................       2,298           2,298           1,796           1,796
    Deferred loan costs.......       9,667          13,386           7,245          10,216
    Land held for sale........         109             109             109             109
    Other.....................         671             671              62              62
                                ------------   --------------   ------------   --------------
                                    12,745          16,464           9,212          12,183
                                ------------   --------------   ------------   --------------
                                  $491,296        $495,015        $465,523        $468,495
                                ------------   --------------   ------------   --------------
                                ------------   --------------   ------------   --------------
LIABILITIES AND STOCKHOLDER'S
        EQUITY (DEFICIT)
Current Liabilities
    Current maturities of
     notes payable............    $ 14,015        $ 14,015        $ 13,480        $ 13,480
    Current program broadcast
     rights payable...........       6,120           6,120           6,762           6,762
    Accounts payable and
     accrued expenses (Note
     I).......................      15,369          15,369          13,476          13,477
    Deferred revenue..........         707             707             683             683
                                ------------   --------------   ------------   --------------
            Total current
               liabilities....      36,211          36,211          34,401          34,402
                                ------------   --------------   ------------   --------------
Long-Term Obligations
    Notes and leases payable
     (Note G).................     247,171         344,219         247,114         357,437
    Program broadcast rights
     payable (Note H).........       1,592           1,592           1,353           1,353
    Deferred revenue..........       4,435           4,435           3,760           3,760
    Deferred income taxes
     (Note K).................      57,415          54,600          50,345          41,895
                                ------------   --------------   ------------   --------------
                                   310,613         404,846         302,572         404,445
                                ------------   --------------   ------------   --------------
Exchangeable redeemable senior
  preferred stock liquidation
  preference 1996 $65,257,
  1997 $75,610 (Note F).......      --              58,462          --              73,660
                                ------------   --------------   ------------   --------------
Seller junior discount
  preferred stock (Note F)....      --              47,057          --              50,896
                                ------------   --------------   ------------   --------------
Commitments (Note H, J)
Stockholder's Equity (Deficit)
  (Note C, F, L)
    Common stock, no par,
     authorized 200 shares,
     issued 179.09 shares.....       1,047         --                1,047         --
    Common stock, Class A
     $0.01 par value
     25,000,000 authorized
     none issued or
     outstanding..............      --             --               --             --
    Common stock, Class B
     $0.01 par value
     25,000,000 authorized,
     7,030,000 issued and
     outstanding..............      --                  70          --                  70
    Additional paid-in
     capital..................     149,592         (35,347)        149,592         (40,192)
    Accumulated deficit.......      (4,686)        (16,284)        (20,608)        (54,786)
                                ------------   --------------   ------------   --------------
                                   145,953         (51,561)        130,031         (94,908)
Less 30.24 shares of common
  stock held in treasury......      (1,481)        --               (1,481)        --
                                ------------   --------------   ------------   --------------
                                   144,472         (51,561)        128,550         (94,908)
                                ------------   --------------   ------------   --------------
                                  $491,296        $495,015        $465,523        $468,495
                                ------------   --------------   ------------   --------------
                                ------------   --------------   ------------   --------------

   The accompanying notes are an integral part of the consolidated financial statements.

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------------------
                                             1995                             1996                             1997
                                ------------------------------   ------------------------------   ------------------------------
                                  BENEDEK          BENEDEK         BENEDEK          BENEDEK         BENEDEK          BENEDEK
                                BROADCASTING    COMMUNICATIONS   BROADCASTING    COMMUNICATIONS   BROADCASTING    COMMUNICATIONS
                                CORPORATION      CORPORATION     CORPORATION      CORPORATION     CORPORATION      CORPORATION
                                ------------    --------------   ------------    --------------   ------------    --------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Net revenues..................    $ 50,329         $ 50,329        $ 96,386         $ 96,386        $127,073         $127,073
                                ------------    --------------   ------------    --------------   ------------    --------------
Operating expenses:
    Selling, technical and
      program expenses........      21,199           21,199          43,759           43,759          60,385           60,385
    General and
      administrative..........       7,850            7,850          14,844           14,844          19,618           19,618
    Depreciation and
      amortization............       5,042            5,042          20,220           20,220          31,380           31,380
    Corporate.................       1,575            1,575           2,695            2,695           3,787            3,787
                                ------------    --------------   ------------    --------------   ------------    --------------
                                    35,666           35,666          81,518           81,518         115,170          115,170
                                ------------    --------------   ------------    --------------   ------------    --------------
        Operating income......      14,663           14,663          14,868           14,868          11,903           11,903
                                ------------    --------------   ------------    --------------   ------------    --------------
Financial income (expense):
    Interest expense: (Note A)
        Cash interest.........     (15,160)         (15,160)        (22,841)         (22,841)        (28,996)         (28,996)
        Other interest........        (712)            (712)         (1,030)          (8,130)         (5,352)         (19,374)
                                ------------    --------------   ------------    --------------   ------------    --------------
                                   (15,872)         (15,872)        (23,871)         (30,971)        (34,348)         (48,370)
    Interest income...........         397              397             282              282             130              130
                                ------------    --------------   ------------    --------------   ------------    --------------
                                   (15,475)         (15,475)        (23,589)         (30,689)        (34,218)         (48,240)
                                ------------    --------------   ------------    --------------   ------------    --------------
        (Loss) before income
          tax benefit and
          extraordinary
          item................        (812)            (812)         (8,721)         (15,821)        (22,315)         (36,337)
Income tax benefit (Note K)...      --              --                1,849            4,664           6,393           12,027
                                ------------    --------------   ------------    --------------   ------------    --------------
        (Loss) before
          extraordinary
          item................        (812)            (812)         (6,872)         (11,157)        (15,922)         (24,310)
Extraordinary item, gain on
  early extinguishment of debt
  (Note G)....................       6,864            6,864          --              --               --              --
                                ------------    --------------   ------------    --------------   ------------    --------------
        Net income (loss).....    $  6,052            6,052        $ (6,872)         (11,157)       $(15,922)         (24,310)
                                ------------                     ------------                     ------------
                                ------------                     ------------                     ------------
Preferred stock dividends and
  accretion...................                      --                                (9,519)                         (19,037)
                                                --------------                   --------------                   --------------
Net income (loss) applicable
  to common stock.............                     $  6,052                         $(20,676)                        $(43,347)
                                                --------------                   --------------                   --------------
                                                --------------                   --------------                   --------------
Basic and diluted earnings
  (loss) per common share:
    Loss before extraordinary
      item....................                     $  (0.12)                        $  (2.94)                        $  (6.17)
    Extraordinary item........                         0.98                          --                               --
                                                --------------                   --------------                   --------------
Earnings (loss) per common
  share.......................                     $   0.86                         $  (2.94)                        $  (6.17)
                                                --------------                   --------------                   --------------
                                                --------------                   --------------                   --------------
Weighted-average common shares
  outstanding.................                    7,030,000                        7,030,000                        7,030,000
                                                --------------                   --------------                   --------------
                                                --------------                   --------------                   --------------

   The accompanying notes are an integral part of the consolidated financial statements.

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                        BENEDEK BROADCASTING CORPORATION

                                                                  ADDITIONAL
                                                        COMMON    PAID-IN     ACCUMULATED    TREASURY
                                                        STOCK     CAPITAL       DEFICIT       STOCK       TOTAL
                                                        ------    --------    -----------    --------    --------
                                                                             (IN THOUSANDS)

Balance at December 31, 1994.........................   $1,047    $  2,758     $ (44,939)    $ (1,481)   $(42,615)
     Net Income......................................    --          --            6,052        --          6,052
                                                        ------    --------    -----------    --------    --------
Balance at December 31, 1995.........................   $1,047    $  2,758     $ (38,887)    $ (1,481)   $(36,563)
     Contribution of additional paid-in capital by
       parent in connection with acquisitions........    --        187,907        --            --        187,907
     Reclassification of accumulated deficit due to
       change in income tax status...................    --        (41,073)       41,073        --          --
     Net (loss)......................................    --          --           (6,872)       --         (6,872)
                                                        ------    --------    -----------    --------    --------
Balance at December 31, 1996.........................   $1,047    $149,592     $  (4,686)    $ (1,481)   $144,472
     Net (loss)......................................    --          --          (15,922)       --        (15,922)
                                                        ------    --------    -----------    --------    --------
Balance at December 31, 1997.........................   $1,047    $149,592     $ (20,608)    $ (1,481)   $128,550
                                                        ------    --------    -----------    --------    --------
                                                        ------    --------    -----------    --------    --------

                       BENEDEK COMMUNICATIONS CORPORATION

                                                                             ADDITIONAL
                                                                   COMMON     PAID-IN      ACCUMULATED
                                                                   STOCK      CAPITAL        DEFICIT       TOTAL
                                                                   ------    ----------    -----------    --------
                                                                                   (IN THOUSANDS)

Balance at December 31, 1994....................................    $ 70      $  2,253      $ (44,939)    $(42,616)
                                                                   ------    ----------    -----------    --------
     Net income.................................................    --          --              6,052        6,052
                                                                   ------    ----------    -----------    --------
Balance at December 31, 1995....................................    $ 70      $  2,253      $ (38,887)    $(36,564)
     Allocation of proceeds from sale of exchangeable redeemable
       senior preferred stock to initial warrants...............    --           9,000         --            9,000
     Accretion to exchangeable redeemable senior preferred stock
       (Note F).................................................    --          (2,205)        --           (2,205)
     Financial costs related to the sale of preferred stock.....    --          (3,322)        --           (3,322)
     Reclassification of accumulated deficit due to change in
       income tax status........................................    --         (41,073)        41,073        --
     Dividends on preferred stock...............................    --          --             (7,313)      (7,313)
     Net (loss).................................................    --          --            (11,157)     (11,157)
                                                                   ------    ----------    -----------    --------
Balance at December 31, 1996....................................    $ 70      $(35,347)     $ (16,284)    $(51,561)
     Accretion to exchangeable redeemable senior preferred stock
       (Note F).................................................    --          (4,845)        --           (4,845)
     Dividends on preferred stock...............................    --          --            (14,192)     (14,192)
     Net (loss).................................................    --          --            (24,310)     (24,310)
                                                                   ------    ----------    -----------    --------
Balance at December 31, 1997....................................    $ 70      $(40,192)     $ (54,786)    $(94,908)
                                                                   ------    ----------    -----------    --------
                                                                   ------    ----------    -----------    --------

   The accompanying notes are an integral part of the consolidated financial statements.

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                               ---------------------------------------------------------------------------------------------
                                           1995                            1996                            1997
                               -----------------------------   -----------------------------   -----------------------------
                                 BENEDEK         BENEDEK         BENEDEK         BENEDEK         BENEDEK         BENEDEK
                               BROADCASTING   COMMUNICATIONS   BROADCASTING   COMMUNICATIONS   BROADCASTING   COMMUNICATIONS
                               CORPORATION     CORPORATION     CORPORATION     CORPORATION     CORPORATION     CORPORATION
                               ------------   --------------   ------------   --------------   ------------   --------------
                                                                      (IN THOUSANDS)
Cash flows from operating
  activities
    Net income (loss).........   $  6,052        $  6,052       $   (6,872)     $  (11,157)      $(15,922)       $(24,310)
         Adjustments to
           reconcile net
           income (loss) to
           net cash provided
           by operating
           activities:
             Amortization of
               program
               broadcast
               rights.........      2,162           2,162            4,399           4,399          6,401           6,401
             Depreciation and
               amortization...      3,297           3,297           13,839          13,839         20,971          20,971
             (Gain) on early
               extinguishment
               of debt........     (6,864)         (6,864)         --              --              --             --
             Amortization and
               write-off of
               intangibles and
               deferred loan
               costs..........      2,425           2,425            7,387           7,617         15,031          15,779
             Amortization of
               note
               discount.......     --             --               --                6,870         --              13,275
             Payment of
               deferred and
               contingent
               interest.......     (4,406)         (4,406)         --              --              --             --
             Payment of
               prepayment
               premiums.......     (2,749)         (2,749)         --              --              --             --
             Deferred income
               taxes..........     --             --                (1,944)         (4,759)        (6,741)        (12,376)
             Other............         32              32          --              --                 610             610
    Changes in operating
      assets and liabilities,
      net of effects of
      acquisitions:
             Receivables......     (4,574)         (4,574)            (723)           (722)        (2,603)         (2,603)
             Due to sellers...     --             --                 2,188           2,188           (153)           (153)
             Prepaid expenses
               and other......        (48)            (48)            (266)           (266)          (206)           (206)
             Payments on
               program
               broadcast
               rights
               payable........     (2,132)         (2,132)          (3,318)         (3,318)        (5,937)         (5,937)
             Accounts payable
               and accrued
               expenses.......      4,738           4,738            3,566           3,566         (2,281)         (2,281)
             Deferred
               revenue........      4,750           4,750             (414)           (414)          (699)           (699)
             Deferred and
               contingent
               interest
               payable........        567             567          --              --              --             --
                               ------------   --------------   ------------   --------------   ------------   --------------
                  Net cash
                    provided
                    by
                    operating
                 activities...      3,250           3,250           17,842          17,843          8,471           8,471
                               ------------   --------------   ------------   --------------   ------------   --------------
Cash flows from investing
  activities
    Purchase of property and
      equipment...............     (1,479)         (1,479)          (4,165)         (4,165)        (6,174)         (6,174)
    Proceeds from sale of
      equipment...............        426             426              207             207            103             103
    Payment for acquisition of
      stations................    (26,699)        (26,699)        (322,082)       (322,082)        --             --
    Deposit on acquisition and
      acquisition costs.......     (3,225)         (3,225)         --              --              --             --
    Purchase of other
      assets..................     --             --                  (671)           (671)          (211)           (211)
    Other.....................          5               5               79              79         --             --
                               ------------   --------------   ------------   --------------   ------------   --------------
                  Net cash
                    (used in)
                    investing
                 activities...    (30,972)        (30,972)        (326,632)       (326,632)        (6,282)         (6,282)
                               ------------   --------------   ------------   --------------   ------------   --------------
Cash flows from financing
  activities
    Principal payments on
      notes payable...........    (96,351)        (96,351)          (3,647)         (3,647)       (14,864)        (14,864)
    Proceeds from issuance of
      preferred stock.........     --             --               --              105,000         --             --
    Proceeds from long-term
      borrowing...............    135,000         135,000          128,000         218,178         10,000          10,000
    Contribution of paid-in
      capital by parent.......     --             --               187,907         --              --             --
    Payment of debt and
      preferred stock
      acquisition costs.......     (5,876)         (5,876)          (5,048)        (12,319)        (2,768)         (2,768)
                               ------------   --------------   ------------   --------------   ------------   --------------
                  Net cash
                    provided
                    by (used
                    in)
                    financing
                 activities...     32,773          32,773          307,212         307,212         (7,632)         (7,632)
                               ------------   --------------   ------------   --------------   ------------   --------------
Increase (decrease) in cash
  and cash equivalents........   $  5,051        $  5,051       $   (1,578)     $   (1,577)      $ (5,443)       $ (5,443)
Cash and cash equivalents:
    Beginning.................      4,617           4,617            9,668           9,668          8,090           8,091
                               ------------   --------------   ------------   --------------   ------------   --------------
    Ending....................   $  9,668        $  9,668       $    8,090      $    8,091       $  2,647        $  2,648
                               ------------   --------------   ------------   --------------   ------------   --------------
                               ------------   --------------   ------------   --------------   ------------   --------------

                                                        (Continued)

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                               ---------------------------------------------------------------------------------------------
                                           1995                            1996                            1997
                               -----------------------------   -----------------------------   -----------------------------
                                 BENEDEK         BENEDEK         BENEDEK         BENEDEK         BENEDEK         BENEDEK
                               BROADCASTING   COMMUNICATIONS   BROADCASTING   COMMUNICATIONS   BROADCASTING   COMMUNICATIONS
                               CORPORATION     CORPORATION     CORPORATION     CORPORATION     CORPORATION     CORPORATION
                               ------------   --------------   ------------   --------------   ------------   --------------
                                                                      (IN THOUSANDS)

Supplemental Disclosure of
  Cash Flow Information:
    Cash payments for
      interest................   $ 13,654        $ 13,654       $   20,945      $   20,945       $ 30,489        $ 30,489
    Cash payments for income
      taxes...................     --             --               --              --                 432             432
                               ------------   --------------   ------------   --------------   ------------   --------------
                               ------------   --------------   ------------   --------------   ------------   --------------
Supplemental Schedule of
  Noncash Investing and
  Financing Activities:
    Acquisition of program
      broadcast rights........   $  2,558        $  2,558       $    4,630      $    4,630       $  6,340        $  6,340
    Notes payable incurred for
      purchase of equipment...        197             197            1,067           1,067          4,271           4,271
    Equipment acquired by
      barter transactions.....        332             332              161             161            388             388
    Dividends accrued on
      redeemable preferred
      stock...................     --             --               --                7,313         --              14,192
    Accretion to exchange
      redeemable senior
      preferred stock.........     --             --               --                2,205         --               4,845
                               ------------   --------------   ------------   --------------   ------------   --------------
                               ------------   --------------   ------------   --------------   ------------   --------------
    Acquisition of stations:
         Cash purchase
           price..............   $ 26,699        $ 26,699       $  322,082      $  322,082       $ --            $--
                               ------------   --------------   ------------   --------------   ------------   --------------
                               ------------   --------------   ------------   --------------   ------------   --------------
         Net working capital
           acquired, excluding
           cash of $536 in
           1996...............   $ --            $--            $    9,982      $    9,982       $ --            $--
         Property and
           equipment acquired
           at fair market
           value..............      7,533           7,533           72,578          72,578         --             --
         Intangible assets
           acquired...........     21,306          21,306          300,559         300,559         --             --
         Deferred income taxes
           assumed............     --             --               (58,026)        (58,026)        --             --
         Other, net...........       (140)           (140)             214             214         --             --
                               ------------   --------------   ------------   --------------   ------------   --------------
                                   28,699          28,699          325,307         325,307         --             --
         Less: Application of
           advance to
           affiliate..........     (2,000)         (2,000)         --              --              --             --
         Less: Amount paid in
           1995...............     --             --                (3,225)         (3,225)        --             --
                               ------------   --------------   ------------   --------------   ------------   --------------
                                 $ 26,699        $ 26,699       $  322,082      $  322,082       $ --            $--
                               ------------   --------------   ------------   --------------   ------------   --------------
                               ------------   --------------   ------------   --------------   ------------   --------------

   The accompanying notes are an integral part of the consolidated financial statements.

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) -- NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Benedek Communications Corporation (the 'Company') is a holding company with minimal operations other than from its wholly-owned subsidiary, Benedek Broadcasting Corporation ('Benedek Broadcasting'). Benedek Broadcasting owns and operates twenty-three television stations (the 'Stations') located throughout the United States. The operating revenues of the Stations are derived primarily from the sale of advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. The Stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis.

BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Benedek Broadcasting and its wholly-owned subsidiary, Benedek License Corporation ('BLC'). The consolidated financial statements of Benedek Broadcasting include the accounts of Benedek Broadcasting and BLC. Separate financial statements have been provided for each reporting entity and, where there are differences, separate disclosures. All significant intercompany items and transactions have been eliminated in each of the sets of consolidated financial statements.

     The Company was formed on April 10, 1996. Benedek Broadcasting and the Company had identical stock ownership, so the capitalization of the Company by the stockholder of Benedek Broadcasting was accounted for in a manner similar to pooling-of-interests accounting. These consolidated financial statements include the consolidated financial statements of Benedek Broadcasting for the period prior to June 6, 1996 recast to reflect the difference in par value of the Company's and Benedek Broadcasting's stock.

SIGNIFICANT ACCOUNTING POLICIES
(1) Accounting estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and the accompanying notes. Actual results could differ from those estimates.

(2) Cash equivalents and concentration

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     At various times during the periods, the Company had cash and cash equivalents on deposit with a financial institution in excess of federal depository insurance limits. The Company has not experienced any credit losses on these deposits.

(3) Revenues

     Revenue related to the sale of advertising, network compensation and contracted time is recognized at the time of broadcast. Net revenues are shown net of agency and national representatives commissions.

     Deferred revenues primarily relate to compensation due from the network and national sales representatives at the inception of the network affiliation agreement and the national sales

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

representative agreements, respectively. These revenues are recognized over the life of the agreement on a straight-line method. Since these payments are earned over the life of the respective agreements, the network affiliation payment is recognized over ten years and the national sales representative payments are recognized over five years.

(4) Barter transactions

     Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income when advertisements are broadcast and merchandise or services received are charged to expense (or capitalized as appropriate) when received or used. The transactions are recorded at the fair market value of the asset or service received.

(5) Program broadcast rights and liabilities

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

(6) Deferred loan and acquisition costs

     Deferred loan costs are amounts incurred in connection with long-term financing. The costs are amortized on a straight-line method over the terms of the related debt security. Costs incurred in connection with long-term financing which is not consummated are expensed at the point in time when the negotiation on the financing ceases. Costs incurred in connection with the issuance of preferred stock are included in stockholder's deficit as a permanent reduction of additional paid-in capital.

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

(7) Property and equipment and intangible assets

     (a) Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated ranges of useful lives:

                                                                                          YEARS
                                                                                         --------

Buildings and improvements............................................................       5-40
Towers................................................................................       5-12
Transmission equipment................................................................       3-10
Other equipment.......................................................................        1-5

     Gains and losses on the disposition of property and equipment are insignificant and included in depreciation and amortization on the consolidated statement of operations.

     (b) Intangible assets, which include FCC licenses, network affiliation agreements and goodwill, have been recorded at cost and are amortized over 40 years using the straight-line method.

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     (c) The Company reviews its property and equipment and intangibles annually to determine potential impairment by comparing the carrying value of the assets with the undiscounted anticipated future cash flows of the related property before interest charges. If the future cash flows are less than the carrying value, the Company would obtain an appraisal on the property and adjust the carrying value of the assets to the appraisal value if the appraisal value is less than the carrying value.

(8) Other interest expense

     Other interest expense includes interest due to the increase in the warrants to purchase Benedek Broadcasting common stock (which were redeemed in 1995), contingent equity value, accrued interest added to long-term debt balances, deferred loan cost amortization and write offs, financing costs not consummated, and accretion of discounts.

(9) Income taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Reference should also be made to (Note K) regarding a change in tax status in 1996 and the recording of deferred taxes upon change in status.

     The Company and its subsidiaries file a consolidated federal income tax return.

(10) Interest rate cap agreement

     Interest rate cap agreements are used to manage interest rate exposure by hedging certain liabilities. Income and expense are accrued under the terms of the agreement based on the expected settlement payments and are recorded as a component of interest income or expense. The premium paid for the interest rate cap is being amortized on a straight line method.

(11) Employee benefits

     The Company has a defined contribution plan covering all eligible employees. The Company's contribution is at the discretion of the Board of Directors.

     The Company self-insures for health benefits which are provided to all full-time employees with specified periods of service. Insurance coverage is maintained by the Company for claims in excess of specific and annual aggregate limits.

     Benedek Broadcasting has elected to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25.

(12) Earnings (loss) per common share

     The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. Basic per-share amounts are computed by dividing income before extraordinary items and net income adjusted for dividends declared on

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

preferred stock (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

     The Company initially applied Statement No. 128 for the year ended December 31, 1997. The Statement requires restatement of prior years per share information, however, the adoption of this Statement did not have any effect on the computation in prior years. The Company has no present dilutive per share amounts as the effect of the potential stock instruments consisting of the stock options, initial warrants and contingent warrants would be anti-dilutive.

(NOTE B) -- ACQUISITIONS, RELATED PARTY AND BUSINESS COMBINATIONS

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

     On March 31, 1995, the Company acquired substantially all the assets of WTVY-TV, a television station serving Dothan, Alabama and Panama City, Florida, for an aggregate purchase price of approximately $28,699,000.

     These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired stations are included in the consolidated financial statements since the date of the respective acquisitions. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair values as of the closing date. The excess of the purchase price over the net assets received from these acquisitions is being amortized on a straight-line method over a period of 40 years.

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The pro forma results of operations and earnings per share for the year ended December 31, 1996 assuming the acquisitions had taken place on January 1, 1996, is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                           ------------------------------
                                                                                        1996
                                                                           ------------------------------
                                                                             BENEDEK          BENEDEK
                                                                           BROADCASTING    COMMUNICATIONS
                                                                           CORPORATION      CORPORATION
                                                                           ------------    --------------
                                                                            (IN THOUSANDS, EXCEPT SHARE
                                                                                AND PER SHARE DATA)

Net revenue.............................................................     $126,165         $126,165
Operating expenses......................................................      111,226          111,226
Financial expenses......................................................       28,897           41,334
                                                                           ------------    --------------
     (Loss) before income tax benefit and extraordinary item............      (13,958)         (26,344)
Income tax benefit......................................................        3,863            8,809
                                                                           ------------    --------------
     Net (loss).........................................................     $(10,095)        $(17,535)
                                                                           ------------
                                                                           ------------
Preferred stock dividends and amortization..............................                        17,345
                                                                                           --------------
     Net (loss) applicable to common shares.............................                      $(34,880)
                                                                                           --------------
                                                                                           --------------
Basic and diluted earnings (loss) per common share:
     Loss before extraordinary item.....................................                      $  (4.96)
     Extraordinary item.................................................                       --
                                                                                           --------------
     Loss per common share..............................................                      $  (4.96)
                                                                                           --------------
                                                                                           --------------
Weighted-average common shares outstanding..............................                     7,030,000
                                                                                           --------------
                                                                                           --------------

(NOTE C) -- RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENT

(1) Benedek License Corporation

     On April 18, 1996, Benedek Broadcasting formed BLC for the purpose of holding the licenses and authorizations issued by the FCC in connection with the operations of the Stations. Concurrently with the acquisitions described in (Note B), Benedek Broadcasting Company, L.L.C., which had been formed in 1995 for the same purposes and which was holding the licenses of the nine Stations then owned by Benedek Broadcasting, was merged into BLC with the result that all licenses of the Stations after the merger and acquisitions discussed in (Note B) are owned by BLC. This was accounted for in a manner similar to that in pooling-of-interests accounting.

(2) Stock option agreements

     In 1988 and 1995, the Company granted options whereby a key employee could exercise these options to purchase 130,784 shares and 239,216 shares of common stock, Class B, at exercise prices of $1.58 per share and $4.12 per share, respectively, which was the fair market values on the respective grant dates. These options entitled the key employee to shares representing 5% of the outstanding common stock, Class B, of the Company after giving effect to the issuance thereof and before the conversion of the initial or the contingent warrants. The 1988 and 1995 options were exercisable at any time and expired in 1998 and 2004, respectively. As permitted under generally accepted accounting principles, the Company accounts for the options under the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for the grant of the options. Had compensation cost been determined based on the fair value method proscribed in FASB

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Statement No. 123, the reported net income (loss) and basic earnings (loss) per common share would have been as follows:

                                                            NET INCOME
                                                               (LOSS)          BASIC
                                                             APPLICABLE      EARNINGS
                       YEAR ENDED                            TO COMMON        (LOSS)
                      DECEMBER 31,                             STOCK         PER SHARE
--------------------------------------------------------   --------------    ---------
                                                           (IN THOUSANDS)
   1995.................................................      $  5,668        $  0.81
   1996.................................................       (20,676)         (2.94)
   1997.................................................       (43,347)         (6.17)

     In determining the pro forma amounts, the fair value per share for each option for the 1995 grant was estimated to be $2.68 per share at the grant date by using the Black-Scholes option-pricing model with the following assumptions: no dividends will be paid on the common stock, Class B; a risk-free interest rate of 6.3%; an expected life of nine years; and an expected price volatility of 45%.

     No options had been exercised prior to January 1, 1998 and all options granted were outstanding at December 31, 1997. The following summarizes the options outstanding, exercisable and the average exercise prices at the end of each year.

                                                                              WEIGHTED
                YEAR ENDED                     OPTIONS        OPTIONS         AVERAGE
               DECEMBER 31,                  OUTSTANDING    EXERCISABLE    EXERCISE PRICE
------------------------------------------   -----------    -----------    --------------
   1994...................................     130,784        130,784          $ 1.58
   1995...................................     370,000        370,000            3.22
   1996...................................     370,000        370,000            3.22
   1997...................................     370,000        370,000            3.22

     On January 1, 1998, the Company changed the exercise price for the options to $1.50 per share based upon a method of valuation chosen by the Company. Additionally, on January 1, 1998, the key employee exercised options to purchase 370,000 shares of common stock, Class B, of the Company for an aggregate exercise price of $555,000. The key employee borrowed the funds necessary to pay the exercise price from the Company, which loan is evidenced by a promissory note which bears interest at the rate of 5.93% per annum and is payable on December 31, 2007.

(3) Director Fees

     The Company paid fees of approximately $567,000, $1,062,000 and $222,000 during the years ended December 31, 1995, 1996 and 1997, respectively, to the law firm of Shack & Siegel, P.C., a partner of which serves as a director to the Company and Benedek Broadcasting.

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(NOTE D) -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1996        1997
                                                                                   --------    --------
                                                                                      (IN THOUSANDS)

Land and improvements...........................................................   $  5,823    $  5,820
Buildings and improvements......................................................     25,243      25,834
Towers..........................................................................     14,772      15,058
Transmission and studio equipment...............................................     68,157      70,252
Office equipment................................................................      7,026       8,139
Records and tapes...............................................................        144         145
Transportation equipment........................................................      2,236       2,640
Construction in progress........................................................        470       4,106
                                                                                   --------    --------
                                                                                    123,871     131,994
Less accumulated depreciation and amortization..................................     39,850      58,183
                                                                                   --------    --------
                                                                                   $ 84,021    $ 73,811
                                                                                   --------    --------
                                                                                   --------    --------

(NOTE E) -- INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1996        1997
                                                                                   --------    --------
                                                                                      (IN THOUSANDS)

Goodwill........................................................................   $167,631    $163,774
FCC licenses....................................................................    123,539     120,525
Network affiliations............................................................     61,508      59,857
Other...........................................................................      1,944       1,432
                                                                                   --------    --------
                                                                                   $354,622    $345,588
                                                                                   --------    --------
                                                                                   --------    --------

     Intangible assets are recorded net of accumulated amortization of $19,729,000 and $29,569,000 as of December 31, 1996 and 1997, respectively.

(NOTE F) -- REDEEMABLE EQUITY SECURITIES AND DISCOUNT NOTES

     Concurrent with the acquisitions described in (Note B), the Company entered into the following financing transactions, the net proceeds of which were contributed by the Company to Benedek Broadcasting to finance the acquisitions.

     (1) The Company sold 60,000 Units in a private placement, which generated proceeds of $60,000,000. Each Unit consisted of (i) ten shares of Exchangeable Redeemable Senior Preferred Stock, (ii) ten Initial Warrants, and (iii) 14.8 Contingent Warrants.

          (i) Senior Preferred Stock -- The Company issued 600,000 shares of 15% Exchangeable Redeemable Senior Preferred Stock due 2007 (the 'Senior Preferred Stock'), with an initial liquidation preference equal to the proceeds received of $60,000,000. Of these proceeds, $9,000,000 was allocated to the initial warrants described in (ii) below. The Senior Preferred Stock is being accreted to its initial liquidation preference of $60,000,000 using the effective interest method from June 5, 1996 to July 1, 2000. The Company has the option to pay dividends quarterly at 15% of the then effective liquidation preference on any dividend payment date occurring on or before July 1, 2001 either in cash or by adding such dividends to the then effective liquidation preference. The

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Company also has the option to immediately redeem these shares, in whole or in part, at predetermined redemption prices. If redeemed prior to July 1, 2000, the redemption price is 115% of the then effective liquidation preference. Since it is management's intention to redeem the Senior Preferred Stock prior to such date, the amount of the redemption premium payable at such time is being accreted as a constructive distribution from June 5, 1996 to July 1, 2000. The Senior Preferred Stock is exchangeable into debentures at the Company's option, subject to certain conditions, in whole on any scheduled dividend payment date. The Senior Preferred Stock has been registered with the Securities and Exchange Commission pursuant to a registration statement declared effective in October 1996.

          (ii) Initial Warrants -- The Company issued 600,000 initial warrants (the 'Initial Warrants') which expire on July 1, 2007. Each Initial Warrant entitles the holder thereof to purchase one share of Class A Common Stock at an exercise price of $0.01 per share. The value of the Initial Warrants at the date of issuance was $9,000,000 which was allocated to paid-in capital.

          (iii) Contingent Warrants -- The Company issued 888,000 contingent warrants (the 'Contingent Warrants'), each warrant to acquire one share of Class A Common Stock at an exercise price of $0.01 per share. The Contingent Warrants were issued to an escrow agent and are not outstanding. The Contingent Warrants are not separable from the Senior Preferred Stock and will not be delivered out of escrow unless the Senior Preferred Stock is not redeemed on or prior to July 1, 2000. Since it is management's intention to redeem the Senior Preferred Stock prior to any release of the Contingent Warrants from escrow, no allocation of the proceeds was made to the Contingent Warrants.

     (2) Junior Preferred Stock -- The Company issued 450,000 shares of Seller Junior Discount Preferred Stock due July 1, 2008 (the 'Junior Preferred Stock') with an aggregate liquidation preference equal to the proceeds of $45,000,000. Dividends are payable to the holders of the Junior Preferred Stock at 7.92% per annum, cumulative until the fifth anniversary of the issuance thereof and thereafter at increasing rates up to 18%. Since the Company intends to redeem the Junior Preferred Stock prior to the fifth anniversary, dividends are being accrued at the initial rate. The dividends on the Junior Preferred Stock are cumulative. Prior to June 1, 2001, dividend payments on the Junior Preferred Stock are not permitted to be made in cash and instead will be added automatically to the liquidation preference and as a result will be deemed paid in full and will not accumulate. The Junior Preferred Stock is subject to mandatory redemption in whole on July 1, 2008 and the Company has the option to redeem these shares in whole or in part at a price equal to the sum of the liquidation value per share plus an amount equal to all accumulated and unpaid dividends per share to the date of redemption.

     (3) Discount Notes -- The Company issued Senior Subordinated Discount Notes due 2006 (the 'Discount Notes') in the principal amount of $170,000,000. These Discount Notes were issued at a discount of $79,822,000 which generated gross proceeds of $90,178,000. The Discount Notes mature on May 15, 2006 and yield 13.25% per annum with no cash interest accruing prior to May 15, 2001. Thereafter, cash interest will accrue until maturity payable semiannually, commencing November 15, 2001. On or after May 15, 2000, the Discount Notes are redeemable at the option of the Company, in whole or in part, at predetermined redemption prices and under specified conditions. The Discount Notes are subordinated to all Senior Debt of the Company. The Discount Notes contain various restrictive covenants. The Discount Notes have been registered with the Securities and Exchange Commission pursuant to a registration statement declared effective in October 1996.

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes these activities from June 6, 1996 through December 31, 1997 as follows:

                                                                         SENIOR       JUNIOR
                                                                        PREFERRED    PREFERRED    DISCOUNT
                                                                          STOCK        STOCK       NOTES
                                                                        ---------    ---------    --------
                                                                                  (IN THOUSANDS)

Issuance of preferred stock..........................................    $51,000      $45,000     $  --
Issuance of Discount Notes...........................................      --           --          90,178
Accrued dividends....................................................      5,257        2,057        --
Accretion of initial discount and redemption prepayment premium......      2,205        --           --
Accretion of note discount...........................................      --           --           6,870
                                                                        ---------    ---------    --------
Balance at December 31, 1996.........................................     58,462       47,057       97,048
Accrued dividends....................................................     10,353        3,839        --
Accretion of initial discount and redemption prepayment premium......      4,845        --           --
Accretion of note discount...........................................      --           --          13,275
                                                                        ---------    ---------    --------
Balance at December 31, 1997.........................................    $73,660      $50,896     $110,323
                                                                        ---------    ---------    --------
                                                                        ---------    ---------    --------

     Since the Company derives all of its operating income and cash flow from Benedek Broadcasting, the Company's ability to pay its obligations including (i) interest on and principal of the Discount Notes, (ii) redemption of and cash dividends on the Senior Preferred Stock, and (iii) redemption of and cash dividends on the Junior Preferred Stock will be dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to the Company or to make funds available to the Company for debt service or any other obligation.

NOTE G -- NOTES PAYABLE, INTEREST RATE CAP AND GAIN ON EXTINGUISHMENT OF DEBT

(1) Notes payable

     (a) Term Loans and Revolver. As part of the financing transactions described in Note F on June 6, 1996, Benedek Broadcasting entered into a new credit agreement which included two Term Loan Facilities in an initial aggregate principal amount of $128,000,000. This agreement was amended and restated as of December 17, 1997 to convert the existing Term Loans to new Term Loans, to modify certain financial covenants and ratios, to increase the revolving credit facility to $15,000,000 and to replace certain parties to the agreement. Associated with this amendment and change in lead banks, fees of $3,631,000 were written off to other interest expense.

     The outstanding principal balance at December 17, 1997 of $100,817,000 was converted to (1) Term Loan (A) of $77,000,000 at the bank's base rate plus the Applicable Margin or the Eurodollar rate plus the Applicable Margin (currently 8.69%) and (ii) Term Loan (B) of $33,817,000 at the bank's base rate plus 2.25% per annum or the Eurodollar rate plus 3.25% per annum (currently 9.19%). Applicable Margin is determined as a per annum percentage ranging from 0.75% to 2.75% by reference to the Leverage Ratio on such date. Interest is payable, at Benedek Broadcasting's option, on either a one, two, three or six month period, subject to certain conditions. Each Term Loan Facility provides for quarterly principal payments until final maturity on December 31, 2004.

     The credit agreement also includes a Revolving Credit Facility of $15,000,000 which bears interest at the bank's base rate plus the Applicable Margin or the Eurodollar rate plus the Applicable Margin. At December 31, 1997, the outstanding balance on the revolver was $10,000,000 at 8.69%. The unused portion of the Revolving Credit Facility bears interest at 0.5% per annum, paid quarterly.

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The credit agreement contains several mandatory principal prepayment or permanent reductions of Revolving Loan Commitment provisions of which none were applicable at December 31, 1997. The Term Loan Facilities also contain various restrictive covenants and require compliance with certain financial ratios and covenants.

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

     (b) Senior Secured Notes. During 1995, Benedek Broadcasting issued $135,000,000 of 11 7/8% Senior Secured Notes due 2005 (the 'Senior Secured Notes'). The net proceeds of the Senior Secured Notes were used, together with available cash to (i) refinance certain indebtedness, (ii) finance the acquisition of WTVY-TV ('the Dothan Station'), and (iii) pay fees and expenses in connection with the offering. The Senior Secured Notes have been registered with the Securities and Exchange Commission in a registration statement declared effective in November 1995.

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

     The Senior Secured Notes are collateralized by all of the stock of BLC, which is also collateral on the Term Loan Facilities which have an equal position in the stock of BLC to the Senior Secured Notes. The Senior Secured Notes are also collateralized by certain agreements and contract rights related to the Stations which includes network affiliation agreements and certain general intangibles.

     (c) Other Notes. Other notes payable consist of multiple financing agreements requiring monthly payments including interest ranging from 2.9% to 15.8% maturing from 1998 through 2002 collateralized by various assets of Benedek Broadcasting.

     Notes payable of the Company and Benedek Broadcasting consist of the following:

                                                           DECEMBER 31, 1996                 DECEMBER 31, 1997
                                                     ------------------------------    ------------------------------
                                                       BENEDEK          BENEDEK          BENEDEK          BENEDEK
                                                     BROADCASTING    COMMUNICATIONS    BROADCASTING    COMMUNICATIONS
                                                     CORPORATION      CORPORATION      CORPORATION      CORPORATION
                                                     ------------    --------------    ------------    --------------
                                                                              (IN THOUSANDS)

Senior Secured Notes..............................     $135,000         $135,000         $135,000         $135,000
Revolving Credit Facility.........................       --              --                10,000           10,000
Term Loan A.......................................       67,500           67,500           77,000           77,000
Term Loan B.......................................       57,500           57,500           33,817           33,817
Discount Notes -- see (Note F) for terms..........       --               97,048           --              110,323
Other.............................................        1,186            1,186            4,777            4,777
                                                     ------------    --------------    ------------    --------------
                                                        261,186          358,234          260,594          370,917
Less current maturities...........................       14,015           14,015           13,480           13,480
                                                     ------------    --------------    ------------    --------------
                                                       $247,171         $344,219         $247,114         $357,437
                                                     ------------    --------------    ------------    --------------
                                                     ------------    --------------    ------------    --------------

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1997, the notes of the Company and Benedek Broadcasting provide for annual reductions as follows:

                                                                             BENEDEK          BENEDEK
                                                                           BROADCASTING    COMMUNICATIONS
                        YEAR ENDING DECEMBER 31,                           CORPORATION      CORPORATION
------------------------------------------------------------------------   ------------    --------------
                                                                                   (IN THOUSANDS)
         1998...........................................................     $ 13,480         $ 13,480
         1999...........................................................       11,870           11,870
         2000...........................................................       13,787           13,787
         2001...........................................................       13,825           13,825
         2002...........................................................       15,315           15,315
         Thereafter.....................................................      192,317          302,640
                                                                           ------------    --------------
                                                                             $260,594         $370,917
                                                                           ------------    --------------
                                                                           ------------    --------------

(2) Interest rate cap

     The Company entered into an interest rate cap agreement which matures in May 1998, to reduce the impact of changes in interest rates on its floating-rate long-term debt. That agreement effectively entitles the Company to receive from a financial institution the amount, if any, by which the London Interbank Offering Rate (LIBOR) exceeds 7.36% on a notional amount totaling $125,000,000 subject to an amortization schedule. The $207,000 premium paid for this interest rate cap is being amortized ratably to interest expense over the 18-month term of the cap, and is reported as an other asset in the accompanying consolidated balance sheets. LIBOR at December 31, 1997 was 5.94%.

     Although the Company is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate cap, management does not expect nonperformance by the counterparty. (Note M) describes the methods and assumptions used in estimating the fair value of these instruments, and provides a summary of the carrying amount and fair values of all of the Company's and Benedek Broadcasting's financial instruments.

(3) Gain on early extinguishment of debt

     In 1995, the Company recognized an extraordinary gain on early extinguishment of debt consisting of subordinated capital notes issued in 1986 with detachable stock purchase warrants. The extraordinary gain of approximately $11,128,000 was reduced by losses of approximately $1,140,000 from unrecognized deferred loan costs, approximately $2,749,000 of prepayment premiums and contingent payments, and $375,000 of unamortized debt discount, related to the existing debt.

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(NOTE H) -- PROGRAM BROADCAST RIGHTS PAYABLE

(1) Program broadcast rights and program broadcast rights payable consist of the following:

                                                                                PROGRAM        PROGRAM
                                                                               BROADCAST      BROADCAST
                                                                                RIGHTS      RIGHTS PAYABLE
                                                                               ---------    --------------
                                                                                     (IN THOUSANDS)
Balance at December 31, 1995................................................    $ 2,263        $  2,675
     Contracts acquired.....................................................      8,862           8,355
     Amortization...........................................................     (4,399)        --
     Payments...............................................................      --             (3,318)
                                                                               ---------    --------------
Balance at December 31, 1996................................................    $ 6,726        $  7,712
     Contracts acquired.....................................................      6,340           6,340
     Amortization...........................................................     (6,401)        --
     Payments...............................................................      --             (5,937)
                                                                               ---------    --------------
Balance at December 31, 1997................................................    $ 6,665        $  8,115
                                                                               ---------    --------------
                                                                               ---------    --------------

(2) The current maturities of program broadcast rights payable consist of the following:

                                                                                DECEMBER 31,
                                                                              ----------------
                                                                               1996      1997
                                                                              ------    ------
                                                                               (IN THOUSANDS)
Program contracts, due in varying installments through 2000................   $7,712    $8,115
Less current maturities....................................................    6,120     6,762
                                                                              ------    ------
Long-term portion..........................................................   $1,592    $1,353
                                                                              ------    ------
                                                                              ------    ------

     The maturities of the program contracts are as follows:

                      YEAR ENDING DECEMBER 31,
--------------------------------------------------------------------   (IN THOUSANDS)
         1998.......................................................       $6,762
         1999.......................................................          960
         2000.......................................................          383
         2001.......................................................           10
                                                                          -------
                                                                           $8,115
                                                                          -------
                                                                          -------

     In addition, the Company has entered into noncancellable commitments for future program broadcast rights aggregating approximately $12,822,000 as of December 31, 1997 with future payments as follows:

                      YEAR ENDING DECEMBER 31,                         (IN THOUSANDS)
--------------------------------------------------------------------   --------------
         1998.......................................................      $  1,410
         1999.......................................................         4,449
         2000.......................................................         3,320
         2001.......................................................         2,129
         2002.......................................................         1,514
                                                                       --------------
                                                                          $ 12,822
                                                                       --------------
                                                                       --------------

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(NOTE I) -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                              DECEMBER 31,
                                                                           ------------------
                                                                            1996       1997
                                                                           -------    -------
                                                                             (IN THOUSANDS)
Trade payables..........................................................   $ 1,364    $ 1,754
Barter, net.............................................................       443         85
Compensation and benefits...............................................     4,329      4,084
Interest................................................................     7,240      5,747
Other...................................................................     1,993      1,807
                                                                           -------    -------
                                                                           $15,369    $13,477
                                                                           -------    -------
                                                                           -------    -------

(NOTE J) -- LEASES

     The Company leases land, office space and office and transportation equipment under agreements which expire from 1998 through 2004 and require various minimum annual rentals. The leases also require payment of the normal maintenance, real estate taxes and insurance on the properties. The Company has the option to acquire one of the leased premises on each of May 1, 2000 and 2005 for $650,000 and $750,000 respectively.

     The approximate total minimum rental commitments at December 31, 1997 under these leases are due as follows:

                      YEAR ENDING DECEMBER 31,                         (IN THOUSANDS)
--------------------------------------------------------------------   --------------

         1998.......................................................       $1,060
         1999.......................................................          754
         2000.......................................................          467
         2001.......................................................          368
         2002.......................................................          348
         Thereafter.................................................          507
                                                                          -------
                                                                           $3,504
                                                                          -------
                                                                          -------

     Total rental expense under these agreements and other monthly rentals for the years ended 1995, 1996 and 1997 was approximately $626,000, $1,064,000 and $1,416,000, respectively.

     The Company is a lessor of certain portions of its real property to various organizations. Total rental income under these agreements for the years ended 1995, 1996 and 1997 was approximately $324,000, $680,000 and $1,030,000, respectively.

(NOTE K) -- INCOME TAX MATTERS AND CHANGE IN TAX STATUS

     Prior to the consummation of the acquisitions and the related financing in 1996, Benedek Broadcasting, with the consent of its stockholder, elected to be taxed under sections of federal and state income tax law, which provided that, in lieu of corporation income taxes, the stockholder separately accounted for Benedek Broadcasting's income, deductions, losses and credits. Due to the structure of the financing for the acquisitions, the election to be taxed as an 'S' Corporation automatically terminated and Benedek Broadcasting became subject to federal and state income taxes. As a result, Benedek Broadcasting recognized a net deferred tax asset of approximately $3,550,000. Concurrent with the change in tax status the accumulated deficit of $41,073,000 which existed on that date was reclassified to additional paid-in capital.

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The deferred tax assets and liabilities, resulting primarily from the acquisitions explained in (Note B) consist of the following components for the Company and Benedek Broadcasting:

                                                 DECEMBER 31, 1996                 DECEMBER 31, 1997
                                           ------------------------------    ------------------------------
                                             BENEDEK          BENEDEK          BENEDEK          BENEDEK
                                           BROADCASTING    COMMUNICATIONS    BROADCASTING    COMMUNICATIONS
                                           CORPORATION      CORPORATION      CORPORATION      CORPORATION
                                           ------------    --------------    ------------    --------------
                                                                    (IN THOUSANDS)
Deferred tax assets:
     Loss carryforwards.................     $  3,676         $  3,769         $  6,968         $  7,360
     Receivable allowances and
       accruals.........................        1,050            1,050            1,003            1,003
     Network agreements.................        2,057            2,057            1,777            1,777
     Original issue discount............       --                2,722           --                8,058
                                           ------------    --------------    ------------    --------------
                                                6,783            9,598            9,748           18,198
                                           ------------    --------------    ------------    --------------
Deferred tax liabilities:
     Property and equipment.............       14,307           14,307           11,748           11,748
     Intangibles........................       48,558           48,558           47,341           47,341
                                           ------------    --------------    ------------    --------------
                                               62,865           62,865           59,089           59,089
                                           ------------    --------------    ------------    --------------
Net deferred tax liability..............     $(56,082)        $(53,267)        $(49,341)        $(40,891)
                                           ------------    --------------    ------------    --------------
                                           ------------    --------------    ------------    --------------

     The income tax benefit for the Company and Benedek Broadcasting consisted of the following:

                                                 DECEMBER 31, 1996                 DECEMBER 31, 1997
                                           ------------------------------    ------------------------------
                                             BENEDEK          BENEDEK          BENEDEK          BENEDEK
                                           BROADCASTING    COMMUNICATIONS    BROADCASTING    COMMUNICATIONS
                                           CORPORATION      CORPORATION      CORPORATION      CORPORATION
                                           ------------    --------------    ------------    --------------
                                                                    (IN THOUSANDS)
Current tax expense.....................      $  (95)          $  (95)          $ (349)         $   (349)
Deferred tax benefit....................       1,944            4,759            6,742            12,376
                                           ------------       -------        ------------    --------------
                                              $1,849           $4,664           $6,393          $ 12,027
                                           ------------       -------        ------------    --------------
                                           ------------       -------        ------------    --------------

     Under the provisions of the Internal Revenue Code, the Company and its subsidiaries have approximately $18,400,000 of actual net operating loss carryforwards available to offset future tax liabilities which expire in 2007 through 2011.

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                        YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------------------------
                                                  1995                            1996                            1997
                                      -----------------------------   -----------------------------   -----------------------------
                                        BENEDEK         BENEDEK         BENEDEK         BENEDEK         BENEDEK         BENEDEK
                                      BROADCASTING   COMMUNICATIONS   BROADCASTING   COMMUNICATIONS   BROADCASTING   COMMUNICATIONS
                                      CORPORATION     CORPORATION     CORPORATION     CORPORATION     CORPORATION     CORPORATION
                                      ------------   --------------   ------------   --------------   ------------   --------------
Computed 'expected' income tax
  benefit...........................      (35.0)%         (35.0)%         (35.0)%         (35.0)%         (35.0)%         (35.0)%
Increase (decrease) resulting from:
     State income taxes, net of
       federal effect...............        --              --             (5.0)           (5.0)           (5.0)           (5.0)
     (Income) loss allocated to
       stockholder due to 'S'
       corporation status...........      (36.2)          (36.2)            9.4             5.2             --              --
     Nondeductible amortization and
       expenses.....................       71.2            71.2            12.9             7.1             8.2             5.1
     Other, net.....................        --              --             (3.5)           (1.8)            3.2             1.8
                                         ------          ------          ------          ------          ------          ------
Effective tax rate..................        --              --            (21.2)%         (29.5)%         (28.6)%         (33.1)%
                                         ------          ------          ------          ------          ------          ------
                                         ------          ------          ------          ------          ------          ------

(NOTE L) -- PREFERRED STOCK

     The Board of Directors of the Company has authorized 2,500,000 shares of preferred stock of which 1,050,000 was issued in conjunction with the financing discussed in (Note F). The Board has the right and ability to set the terms and preferences of the preferred stock. The Board has not set the terms and preferences of the remaining 1,450,000 unissued shares.

(NOTE M) -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been estimated by the Company using available market information and appropriate valuation methodologies as discussed below. Considerable judgment was required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     Cash and cash equivalents, current receivables, current payables, the interest rate cap agreement have carrying values which approximate fair value because of the short-term nature of those instruments. The floating rate long-term debt carrying amount approximates fair value because the interest rate fluctuates with the bank's lending rate.

     The following table shows the carrying amounts and estimated fair values of other financial instrument liabilities and other off-balance sheet activities at December 31, 1996 and 1997:

                                                                   1996                      1997
                                                          ----------------------    ----------------------
                                                          CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                           AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                          --------    ----------    --------    ----------
                                                                           (IN THOUSANDS)
Benedek Broadcasting:
     Program broadcast rights payable..................   $  7,712     $  7,552     $  8,115     $  7,967
     Other notes payable...............................      1,186        1,186        4,777        4,777
     Senior Secured Notes..............................    135,000      138,375      135,000      153,900

                                                  (table continued on next page)

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(table continued from previous page)

                                                                   1996                      1997
                                                          ----------------------    ----------------------
                                                          CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                           AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                          --------    ----------    --------    ----------
                                                                           (IN THOUSANDS)
Benedek Communications:
     Discount Notes....................................     97,048       97,750      110,323      130,475
     Senior Preferred Stock............................     58,462       58,462       73,660       73,660
     Junior Preferred Stock............................     47,057       31,711       50,896       37,306
     Initial Warrants..................................      7,826        2,800        6,874          900

     The fair value of program broadcast rights payable and other notes payable were estimated using the discounted cash flow method.

     The fair value of the Discount Notes and Senior Secured Notes was estimated using readily available quoted market prices.

     The fair value of the Senior Preferred Stock approximates carrying value based upon discounting the contractual cash flows including the redemption prepayment premium related to the optional redemption right that the Company intends to exercise, using estimated market discount rates which reflect the interest rate and other risks inherent in the instrument.

     The fair value of the Junior Preferred Stock is estimated using discounted cash flow analyses, based on the interest rate, preferences and other risks inherent in the instrument.

     The fair value of the Initial Warrants as of December 31, 1996 was estimated as 7.5% of the multiple of the broadcast cash flow less interest bearing debt. The fair value of the Initial Warrants as of December 31, 1997 was estimated based on a method of valuation chosen by the Company.

     The fair value of the Contingent Warrants was not estimated because it is management's intention to redeem the Senior Preferred Stock prior to any release of the Contingent Warrants from escrow.

     The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the Company's financial instruments, fair value estimates were based on judgments regarding current economic conditions, future expected cash flows, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and, therefore, cannot be calculated with precision. Changes in assumptions could significantly affect these estimates.

(NOTE N) -- YEAR 2000 ISSUE

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue, and is developing an implementation plan to resolve the issue. The issue is whether computer systems will properly recognize data-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     Based on the review of the computer systems, management does not believe the cost of remediation will be material to the Company's financial statements.

(NOTE O) -- PENDING ADOPTION OF ACCOUNTING STANDARDS

     The FASB (Financial Accounting Standards Board) has issued two new pronouncements that the Company will be required to adopt for its year ending December 31, 1998. These pronouncements are not expected to have a significant impact on the Company's financial statements.

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     FASB Statement No. 130 'Reporting Comprehensive Income' establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that a company (a) classify terms of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company currently has no items of comprehensive income.

     FASB Statement No. 131 'Disclosures about Segments of an Enterprise and Related Information' establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
BENEDEK LICENSE CORPORATION
Rockford, Illinois

     We have audited the accompanying balance sheets of Benedek License Corporation as of December 31, 1996 and 1997 and the related statements of operations, stockholder's equity and cash flows for the period February 28, 1995 (date of inception) to December 31, 1995 and for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benedek License Corporation as of December 31, 1996 and 1997 and the results of its operations and its cash flows for the period February 28, 1995 (date of inception) to December 31, 1995 and for the years ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles.

                                          /s/ MCGLADREY & PULLEN, LLP

Rockford, Illinois
February 7, 1998

                          BENEDEK LICENSE CORPORATION
                                 BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                           ---------------------
                                                                                             1996         1997
                                                                                           --------     --------
                                                                                           (IN THOUSANDS, EXCEPT
                                                                                               SHARE AND PER
                                                                                                SHARE DATA)
                                         ASSETS
Federal Communication Commission (FCC)
     Licenses, at cost, less accumulated amortization of $2,323 and $5,514 for 1996 and
      1997, respectively................................................................   $123,538     $120,526
Goodwill, less accumulated amortization of $432 and $1,322 for 1996 and 1997,
  respectively..........................................................................     34,805       33,915
                                                                                           --------     --------
                                                                                           $158,343     $154,441
                                                                                           --------     --------
                                                                                           --------     --------

                          LIABILITIES AND STOCKHOLDER'S EQUITY
Deferred tax liability..................................................................   $ 34,506     $ 33,017
                                                                                           --------     --------
Stockholder's equity (Note E):
     Common stock, $0.01 par authorized 3,000 shares, issued and outstanding 99
      shares............................................................................      --           --
     Additional paid-in capital.........................................................    125,861      126,040
     Accumulated deficit................................................................     (2,024)      (4,616)
                                                                                           --------     --------
                                                                                            123,837      121,424
                                                                                           --------     --------
                                                                                           $158,343     $154,441
                                                                                           --------     --------
                                                                                           --------     --------

    The accompanying notes are an integral part of the financial statements.

                          BENEDEK LICENSE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                            FOR THE PERIOD
                                                                          FEBRUARY 28, 1995         YEAR ENDED
                                                                               THROUGH             DECEMBER 31,
                                                                             DECEMBER 31,       -------------------
                                                                                 1995            1996        1997
                                                                          ------------------    -------     -------
                                                                                       (IN THOUSANDS)

Operating expense, amortization..........................................        $327           $ 2,428     $ 4,081
                                                                               ------           -------     -------
     (Loss) before income tax benefit....................................         327            (2,428)     (4,081)
Income tax benefit.......................................................        --                 731       1,489
                                                                               ------           -------     -------
          Net (loss).....................................................        $327           $(1,697)    $(2,592)
                                                                               ------           -------     -------
                                                                               ------           -------     -------

    The accompanying notes are an integral part of the financial statements.

                          BENEDEK LICENSE CORPORATION
                       STATEMENTS OF STOCKHOLDER'S EQUITY
       FOR THE PERIOD FEBRUARY 28, 1995 THROUGH DECEMBER 31, 1995 AND THE
                     YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                             ADDITIONAL
                                                                   COMMON     PAID-IN      ACCUMULATED
                                                                   STOCK      CAPITAL        DEFICIT       TOTAL
                                                                   ------    ----------    -----------    --------
                                                                                   (IN THOUSANDS)

Issuance of 99 shares of common stock...........................    $--       $ 15,630       $--          $ 15,630
     Net (loss).................................................     --         --              (327)         (327)
                                                                   ------    ----------    -----------    --------
Balance at December 31, 1995....................................     --         15,630          (327)       15,303
     Capital contribution of FCC licenses from parent...........     --        110,231        --           110,231
     Net (loss).................................................     --         --            (1,697)       (1,697)
                                                                   ------    ----------    -----------    --------
Balance at December 31, 1996....................................     --        125,861        (2,024)      123,837
     Capital contribution of FCC licenses from parent...........     --            179        --               179
     Net (loss).................................................     --         --            (2,592)       (2,592)
                                                                   ------    ----------    -----------    --------
Balance at December 31, 1997....................................    $--       $126,040       $(4,616)     $121,424
                                                                   ------    ----------    -----------    --------
                                                                   ------    ----------    -----------    --------

    The accompanying notes are an integral part of the financial statements.

                          BENEDEK LICENSE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                              FOR THE PERIOD         YEAR ENDED
                                                                             FEBRUARY 28, 1995       DECEMBER 31,
                                                                                  THROUGH        -------------------
                                                                             DECEMBER 31, 1995     1996       1997
                                                                             -----------------   --------    -------
                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
     Net (loss).............................................................      $  (327)       $ (1,697)   $(2,592)
     Adjustments to reconcile net (loss) to net cash provided by operating activities:
          Amortization......................................................          327           2,428      4,081
          Deferred income tax...............................................          --             (731)    (1,489)
                                                                             -----------------   --------    -------
               Net cash provided by operating activities....................          --            --         --
Cash:
     Beginning..............................................................          --            --         --
                                                                             -----------------   --------    -------
     Ending.................................................................         $--         $  --       $ --
                                                                             -----------------   --------    -------
                                                                             -----------------   --------    -------
Supplemental Schedule of Noncash Investing and Financing Activities:
     FCC licenses acquired by issuing common stock..........................      $15,630        $     --    $ --
     FCC licenses acquired by contribution of capital from parent...........          --          110,231        179
     Transfer of deferred tax liability and offsetting goodwill related to
       FCC licenses.........................................................          --           35,237      --
                                                                             -----------------   --------    -------
                                                                             -----------------   --------    -------

    The accompanying notes are an integral part of the financial statements.

                          BENEDEK LICENSE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

(NOTE A) -- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Benedek License Corporation ('BLC') is a wholly owned subsidiary of Benedek Broadcasting Corporation ('Benedek Broadcasting'). BLC was formed on April 18, 1996 to own and hold the Federal Communications Commission ('FCC') licenses for the twenty-three television stations owned by Benedek Broadcasting which are located throughout the United States.

SIGNIFICANT ACCOUNTING POLICIES

(1) Accounting estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

(2) Intangibles

     Intangible assets, which include FCC licenses and goodwill, have been recorded at cost and are amortized over 40 years using the straight-line method. Benedek Broadcasting reviews its intangibles annually to determine potential impairment by comparing the carrying value of the intangible with the undiscounted anticipated future cash flows of the related property before interest charges. If the future cash flows are less than the carrying value, Benedek Broadcasting would obtain an appraisal on the property and adjust the carrying value of the intangibles to the appraisal value if the appraisal value is less than the carrying value.

(3) Income taxes

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

(NOTE B) -- BUSINESS COMBINATION

     On June 6, 1996, Benedek Broadcasting Company, L.L.C. (the 'LLC'), a wholly owned subsidiary of Benedek Broadcasting, was merged into BLC. Since these entities had identical stockholder ownership, this was accounted for in a manner similar to a pooling-of-interests and the results of operations are included for the above-mentioned periods since the formation of the LLC on February 28, 1995. The stockholder's equity section for the 1995 financial statements has been recast to reflect the BLC as if it was formed on February 28, 1995.

(NOTE C) -- ACQUISITIONS

     On June 6, 1996, Benedek Broadcasting acquired thirteen television stations including their respective FCC licenses. These licenses and the related goodwill and deferred tax liability were transferred on that day to BLC as contributed capital based on the pro rata share of the allocated purchase price paid by Benedek Broadcasting.

                          BENEDEK LICENSE CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(NOTE D) -- INCOME TAX MATTERS AND CHANGE IN TAX STATUS

     Prior to the consummation of the business combination discussed in (Note
B), the LLC filed a partnership income tax return and the members reported their respective shares of the income, deductions, losses and credits of the LLC on their income tax returns. BLC is a 'C' corporation, subject to federal and state income taxes. As a result of the merger of the LLC with BLC on June 6, 1996, BLC recognized a net deferred tax asset of approximately $650,000.

     The deferred tax assets and liabilities consist of the following components:

                                                                   DECEMBER 31,
                                                               --------------------
                                                                 1996        1997
                                                               --------    --------
                                                                  (IN THOUSANDS)
Deferred tax asset:
     Loss carryforwards.....................................   $    418    $  1,161
Deferred tax liability:
     FCC licenses...........................................    (34,924)    (34,178)
                                                               --------    --------
          Net deferred tax liability........................   $(34,506)   $(33,017)
                                                               --------    --------
                                                               --------    --------

     Under the provisions of the Internal Revenue Code, BLC has approximately $2,902,000 of net operating loss carryforwards available to offset future tax liabilities of BLC and its parent which begin to expire in 2011.

     Reconciliation of the statutory federal income tax rate to BLC's effective tax rate is as follows:

                                                    FOR THE PERIOD
                                                   FEBRUARY 28, 1995
                                                        THROUGH              YEAR ENDED             YEAR ENDED
                                                   DECEMBER 31, 1995      DECEMBER 31, 1996      DECEMBER 31, 1997
                                                   -----------------      -----------------      -----------------
Computed 'expected' income tax benefit..........         (35.0)%                (35.0)%                (35.0)%
  Increase (decrease) resulting from:
     State income taxes, net of federal
       effect...................................           --                    (5.0)                  (5.0)
  Loss allocated to members of LLC..............          35.0                    3.6                    --
     Nondeductible amortization and expenses....           --                     7.1                    8.7
     Other......................................           --                    (0.8)                  (5.2)
                                                        ------                 ------                 ------
     Effective rate tax.........................           -- %                 (30.1)%                (36.5)%
                                                        ------                 ------                 ------
                                                        ------                 ------                 ------

(NOTE E) -- STOCKHOLDER'S EQUITY

     Benedek Broadcasting has pledged 100% of the outstanding common stock of BLC as collateral for the Senior Secured Notes and the Term Loan Facilities issued by Benedek Broadcasting.

     BLC has guaranteed the obligations of Benedek Broadcasting with respect to the Senior Secured Notes and the Term Loan Facilities.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Benedek Communications Corporation and Subsidiaries
Rockford, Illinois

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

                                          /s/ McGLADREY & PULLEN, LLP

Rockford, Illinois
February 7, 1998

                                                                     SCHEDULE II

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                                ADDITIONS
                                                   BALANCE AT     BALANCES      CHARGED TO                    BALANCE AT
                                                   BEGINNING     ACQUIRED IN    COSTS AND      DEDUCTIONS       END OF
                                                   OF PERIOD     ACQUISITIONS    EXPENSES     DESCRIBED(1)      PERIOD
                                                   ----------    -----------    ----------    ------------    ----------
Deducted from asset account -- allowance for
  doubtful accounts:
     Year ended December 31, 1994...............    $ 91,778       $--           $130,622       $122,132       $100,268
     Year ended December 31, 1995...............     100,268        --            201,382         52,627        249,023
     Year ended December 31, 1996...............     249,023        86,458        403,843        255,804        483,519
     Year ended December 31, 1997...............     483,519        --            231,479        243,347        471,652

------------

(1) Uncollectible accounts written off, net of recoveries

                                 EXHIBIT INDEX

EXHIBIT                                                                                                     SEQUENTIAL
NUMBER                                              DESCRIPTION                                              PAGE NO.
-------   -----------------------------------------------------------------------------------------------   ----------
   3.1    -- Certificate of Incorporation of Benedek Communications Corporation, as amended, incorporated by reference to Exhibit 3.1 to Benedek Communications Corporation's Registration Statement on
             Form S-4, File No. 333-09529, filed on August 2, 1996 (the 'S-4 Registration Statement').....
   3.2    -- By-Laws of Benedek Communications Corporation, incorporated by reference to Exhibit 3.2 to the S-4 Registration Statement...............................................................
   3.3    -- Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional
             and Other Special Rights of 15.0% Exchangeable Redeemable Senior Preferred Stock due 2007 and
             Qualifications, Limitations and Restrictions thereof of Benedek Communications Corporation, incorporated by reference to Exhibit 3.3 to the S-4 Registration Statement...................
   3.4    -- Certificate of Designation, Preferences and Relative, Participating, Optional and Other
             Special Rights of Series C Junior Discount Preferred Stock and Qualifications, Limitations
             and Restrictions thereof of Benedek Communications Corporation, incorporated by reference to
             Exhibit 3.4 to the S-4 Registration Statement................................................
   3.5    -- Certificate of Incorporation of Benedek Broadcasting Corporation, as amended, incorporated by reference to Exhibit 3.1 to Benedek Broadcasting Corporation's Registration Statement on
             Form S-1, File No. 33-91412, filed on April 20, 1995 (the 'S-1 Registration Statement')......
   3.6    -- By-Laws of Benedek Broadcasting Corporation, as amended, incorporated by reference to
             Exhibit 3.2 to the S-1 Registration Statement................................................
   3.7    -- Certificate of Incorporation of Benedek License Corporation, incorporated by reference to
             Exhibit 3.3 to Benedek Broadcasting Corporation's Quarterly Report on From 10-Q for the
             quarter ended June 30, 1996 (the 'Second Quarter 1996 10-Q').................................
   3.8    -- By-Laws of Benedek License Corporation, incorporated by reference to Exhibit 3.4 to the
             Second Quarter 1996 10-Q.....................................................................
   4.1    -- Indenture dated as of May 15, 1996 between Benedek Communications Corporation and United
             States Trust Company of New York, relating to the 13 1/4% Senior Subordinated Discount Notes due 2006 of Benedek Communications Corporation, incorporated by reference to Exhibit 4.1 to the S-4 Registration Statement...............................................................
   4.2    -- Form of 13 1/4% Senior Subordinated Discount Note due 2006 of Benedek Communications
             Corporation (included in Exhibit 4.1 hereof), incorporated by reference to Exhibit 4.2 to the
             S-4 Registration Statement...................................................................
   4.3    -- Indenture dated as of March 1, 1995 between Benedek Broadcasting Corporation and The Bank of
             New York, relating to the 11 7/8% Senior Secured Notes due 2005 of Benedek Broadcasting
             Corporation, incorporated by reference to Exhibit 4.3 to the S-4 Registration Statement......
   4.4    -- Form of 11 7/8% Senior Secured Note due 2005 of Benedek Broadcasting Corporation (included in Exhibit 4.3 hereof), incorporated by reference to Exhibit 4.4 to the S-4 Registration
             Statement....................................................................................
   4.5    -- First Supplemental Indenture dated as of June 6, 1996 among Benedek Broadcasting
             Corporation, Benedek License Corporation and The Bank of New York, incorporated by reference to Exhibit 4.3 to the Second Quarter 1996 10-Q...............................................
   4.6    -- Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional
             and Other Special Rights of 15.0% Exchangeable Redeemable Senior Preferred Stock due 2007 and
             Qualifications, Limitations and Restrictions thereof of Benedek Communications Corporation
             (filed as Exhibit 3.3 hereof), incorporated by reference to Exhibit 4.5 to the S-4
             Registration Statement.......................................................................
   4.7    -- Certificate of Designation, Preferences and Relative, Participating, Optional and Other
             Special Rights of Series C Junior Discount Preferred Stock and Qualifications, Limitations
             and Restrictions thereof of Benedek Communications Corporation (filed as Exhibit 3.4 hereof), incorporated by reference to Exhibit 4.6 to the S-4 Registration Statement...................

EXHIBIT                                                                                                     SEQUENTIAL
NUMBER                                              DESCRIPTION                                              PAGE NO.
-------   -----------------------------------------------------------------------------------------------   ----------
   4.8    -- Warrant Agreement dated as of June 5, 1996 between Benedek Communications Corporation and
             IBJ Schroder Bank & Trust Company with respect to Class A Common Stock of Benedek
             Communications Corporation, incorporated by reference to Exhibit 4.7 to the S-4 Registration
             Statement....................................................................................
  10.1    -- Purchase Agreement dated May 30, 1996 between Benedek Communications Corporation and
             Goldman, Sachs & Co., incorporated by reference to Exhibit 10.1 to the S-4 Registration
             Statement....................................................................................
  10.2    -- Exchange and Registration Rights Agreement dated May 30, 1996 between Benedek Communications
             Corporation and Goldman, Sachs & Co. with respect to the 13 1/4% Senior Subordinated Discount
             Notes due 2006 of Benedek Communications Corporation, incorporated by reference to Exhibit
             10.2 to the S-4 Registration Statement.......................................................
  10.3    -- Placement Agreement dated June 5, 1996 among Benedek Communications Corporation, Goldman,
             Sachs & Co. and BT Securities Corporation, incorporated by reference to Exhibit 10.3 to the
             S-4 Registration Statement...................................................................
  10.4    -- Exchange and Registration Rights Agreement dated June 5, 1996 among Benedek Communications
             Corporation, Goldman, Sachs & Co. and BT Securities Corporation with respect to the 15.0%
             Exchangeable Redeemable Senior Preferred Stock due 2007 of Benedek Communications
             Corporation, incorporated by reference to Exhibit 10.4 to the S-4 Registration Statement.....
  10.5    -- Warrant Agreement dated as of June 5, 1996 between Benedek Communications Corporation and
             IBJ Schroder Bank & Trust Company (filed as Exhibit 4.8 hereof), incorporated by reference to
             Exhibit 10.5 to the S-4 Registration Statement...............................................
  10.6    -- Contingent Warrant Escrow Agreement dated June 5, 1996 between Benedek Communications
             Corporation and IBJ Schroder Bank & Trust Company, incorporated by reference to Exhibit 10.6 to the S-4 Registration Statement............................................................
  10.7    -- Common Stock Registration Rights Agreement dated as of June 5, 1996 among Benedek
             Communications Corporation, Goldman, Sachs & Co. and BT Securities Corporation, incorporated by reference to Exhibit 10.7 to the S-4 Registration Statement...............................
 *10.8    -- Amended and Restated Credit Agreement dated as of December 17, 1997 among Benedek
             Communications Corporation, Benedek Broadcasting Corporation, the Lenders listed therein and
             Bankers Trust Company, as Agent..............................................................
 *10.9    -- Amended and Restated Guaranty dated as of December 17, 1997 by Benedek Communications
             Corporation in favor of Bankers Trust Company................................................
 *10.10   -- Amended and Restated Guaranty dated as of December 17, 1997 by Benedek License Corporation in favor of Bankers Trust Company............................................................
 *10.11   -- Amended and Restated Pledge Agreement dated as of December 17, 1997 between Benedek
             Communications Corporation and Bankers Trust Company.........................................
 *10.12   -- Amended and Restated Security Agreement dated as of December 17, 1997 between Benedek
             Communications Corporation and Bankers Trust Company.........................................
 *10.13   -- Amended and Restated Accounts Receivable Security Agreement dated as of December 17, 1997 between Benedek Broadcasting Corporation and Bankers Trust Company...........................
 *10.14   -- Amended and Restated Acquired Assets Security Agreement dated as of December 17, 1997 between Benedek Broadcasting Corporation and Bankers Trust Company...........................
 *10.15   -- Amended and Restated Tangible Assets Security Agreement dated as of December 17, 1997 between Benedek Broadcasting Corporation and Bankers Trust Company...........................
 *10.16   -- Amended and Restated Collateral Account Agreement dated as of December 17, 1997 between
             Benedek Communications Corporation and Bankers Trust Company.................................
 *10.17   -- Master Assignment Agreement dated as of December 17, 1997 among Benedek Communications
             Corporation, Benedek Broadcasting Corporation, Canadian Imperial Bank of Commerce, New York
             Agency, and the Financial Institutions listed therein........................................
  10.18   -- Form of Indemnity Agreement between Benedek Communications Corporation and each of its executive officers and directors, incorporated by reference to Exhibit 10.14 to the S-4
             Registration Statement.......................................................................

EXHIBIT                                                                                                     SEQUENTIAL
NUMBER                                              DESCRIPTION                                              PAGE NO.
-------   -----------------------------------------------------------------------------------------------   ----------
  10.19   -- Employment Agreement dated as of June 6, 1996 between Benedek Broadcasting Corporation and
             A. Richard Benedek, incorporated by reference to Exhibit 10.16 to the S-4 Registration
             Statement....................................................................................
  10.20   -- Employment Agreement dated as of June 6, 1996 between Benedek Broadcasting Corporation and
             K. James Yager, incorporated by reference to Exhibit 10.17 to the S-4 Registration
             Statement....................................................................................
  10.21   -- Employment Agreement dated as of June 6, 1996 between Benedek Broadcasting Corporation and
             Ronald L. Lindwall, incorporated by reference to Exhibit 10.19 to the S-4 Registration
             Statement....................................................................................
  10.22   -- Employment Agreement dated as of June 6, 1996 between Benedek Broadcasting Corporation and
             Terrance F. Hurley, incorporated by reference to Exhibit 10.20 to the S-4 Registration
             Statement....................................................................................
 *21      -- Subsidiaries of Benedek Communications Corporation and Benedek Broadcasting Corporation.....
 *23      -- Consent of McGladrey & Pullen, LLP..........................................................
 *27.1    -- Financial Data Schedule pursuant to Article 5 of Regulation S-X with respect to Benedek
             Communications Corporation...................................................................
 *27.2    -- Financial Data Schedule pursuant to Article 5 of Regulation S-X with respect to Benedek
             Broadcasting Corporation.....................................................................

------------

* Filed herewith