Form 10-Q
period 1998-03-31
BENEDEK BROADCASTING CORP; BENEDEK COMMUNICATIONS CORP; BENEDEK LICENSE CORP
filed 1998-04-28
CIK 923027, 1017522, 1019271

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

                      FOR THE QUARTER ENDED MARCH 31, 1998

                            COMMISSION FILE NUMBERS:

BENEDEK BROADCASTING CORPORATION                                            33-78792
BENEDEK COMMUNICATIONS CORPORATION                                         333-09529

                            ------------------------

                        BENEDEK BROADCASTING CORPORATION
                                      AND
                       BENEDEK COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

               DELAWARE                        BENEDEK BROADCASTING CORPORATION                       13-2982954
               DELAWARE                       BENEDEK COMMUNICATIONS CORPORATION                      36-4076007
   (STATE OR OTHER JURISDICTION OF                                                       (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                            ------------------------

                        SUBSIDIARY GUARANTOR REGISTRANT

      BENEDEK LICENSE CORPORATION                         DELAWARE                                 36-4081877
  (EXACT NAME OF SUBSIDIARY GUARANTOR         (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
      AS SPECIFIED IN ITS CHARTER)             INCORPORATION OR ORGANIZATION)

                            ------------------------

                      100 PARK AVENUE                                                   61101
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

     Indicate the number of shares outstanding of each of Benedek Broadcasting Corporation's classes of common stock as of the latest practicable date: At April 28, 1998, there were outstanding 148.85 shares of common stock, without par value.

     Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At April 28, 1998, there were outstanding 7,400,000 shares of Class B common stock, $0.01 par value.

________________________________________________________________________________

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                          FORM 10-Q TABLE OF CONTENTS

 ITEM
NUMBER                                      PART I -- FINANCIAL STATEMENTS                                     PAGE
-------                                                                                                        ----

Item 1.   Financial Statements
                                                                                                                 1
          Introductory Comments.............................................................................
          Benedek Communications Corporation and Subsidiaries and Benedek Broadcasting Corporation and
          Subsidiary
                                                                                                                 2
               Consolidated Balance Sheets as of December 31, 1997 and March 31, 1998.......................
                                                                                                                 3
               Consolidated Statements of Operations for the Three Months Ended March 31, 1997 and 1998.....
                                                                                                                 4
               Consolidated Statement of Stockholders' Equity (Deficit) for the Three Months Ended March 31,
                1998........................................................................................
                                                                                                                 5
               Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1998.....
                                                                                                                 6
               Notes to Consolidated Financial Statements...................................................

          Benedek License Corporation
                                                                                                                 8
               Balance Sheets as of December 31, 1997 and March 31, 1998....................................
                                                                                                                 9
               Statements of Operations for the Three Months Ended March 31, 1997 and 1998..................
                                                                                                                10
               Statement of Stockholder's Equity for the Three Months Ended March 31, 1998..................
                                                                                                                11
               Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1998..................
                                                                                                                12
               Notes to Financial Statements................................................................

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............    13

                                             PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings.................................................................................    20
Item 6.   Exhibits and Reports on Form 8-K..................................................................    21
Signatures..................................................................................................    22

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMPORTANT EXPLANATORY NOTE:

     The integrated Form 10-Q is filed, without audit, pursuant to the Securities Exchange Act of 1934, as amended, for each of Benedek Communications Corporation ('Benedek Communications') and its wholly owned subsidiary, Benedek Broadcasting Corporation ('Benedek Broadcasting'). Unless the context otherwise requires, references to the 'Company' refer to both Benedek Communications and Benedek Broadcasting, and financial information with respect to the Company refers to the consolidated financial information of Benedek Communications, which includes Benedek Broadcasting and its wholly-owned subsidiary, Benedek License Corporation ('BLC'). The Company is a holding company with minimal separate operations from its operating subsidiary, Benedek Broadcasting. Separate financial information has been provided for each entity and, where appropriate, separate disclosures. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Financial Statements be read in conjunction with the financial information set forth in the Annual Reports on Form 10-K of each of Benedek Communications and Benedek Broadcasting for the fiscal year ended December 31, 1997.

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31, 1997                   MARCH 31, 1998
                                                            ------------------------------    ------------------------------
                                                              BENEDEK          BENEDEK          BENEDEK          BENEDEK
                                                            BROADCASTING    COMMUNICATIONS    BROADCASTING    COMMUNICATIONS
                                                            CORPORATION      CORPORATION      CORPORATION      CORPORATION
                                                            ------------    --------------    ------------    --------------
                                                                                                       (UNAUDITED)
                                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                         ASSETS
Current assets:
    Cash and cash equivalents............................     $  2,647         $  2,648         $  3,094         $  3,095
    Receivables
        Trade, net.......................................       25,004           25,004           21,705           21,705
        Other............................................        1,729            1,729              875              875
    Current portion of program broadcast rights..........        4,869            4,869            3,644            3,644
    Prepaid expenses.....................................        1,659            1,659            2,199            2,199
    Deferred income taxes................................        1,004            1,004            1,000            1,000
                                                            ------------    --------------    ------------    --------------
        Total current assets.............................       36,912           36,913           32,517           32,518
                                                            ------------    --------------    ------------    --------------
Property and equipment...................................       73,811           73,811           71,200           71,200
                                                            ------------    --------------    ------------    --------------
Intangible assets........................................      345,588          345,588          342,893          342,893
                                                            ------------    --------------    ------------    --------------
Other assets
    Program broadcast rights, less current portion.......        1,796            1,796            1,477            1,477
    Deferred loan costs..................................        7,245           10,216            6,951            9,772
    Land held for sale...................................          109              109              109              109
    Other................................................           62               62               78               78
                                                            ------------    --------------    ------------    --------------
                                                                 9,212           12,183            8,615           11,436
                                                            ------------    --------------    ------------    --------------
                                                              $465,523         $468,495         $455,225         $458,047
                                                            ------------    --------------    ------------    --------------
                                                            ------------    --------------    ------------    --------------

              LIABILITIES AND STOCKHOLDERS'
                    EQUITY (DEFICIT)
Current liabilities:
    Current maturities of notes payable..................     $ 13,480         $ 13,480         $ 18,888         $ 18,888
    Current program broadcast rights payable.............        6,762            6,762            5,419            5,419
    Accounts payable and accrued expenses................       13,476           13,477            8,141            8,141
    Deferred revenue.....................................          683              683              681              681
                                                            ------------    --------------    ------------    --------------
        Total current liabilities........................       34,401           34,402           33,129           33,129
                                                            ------------    --------------    ------------    --------------
Long-term obligations
    Notes and leases payable.............................      247,114          357,437          244,774          358,640
    Program broadcast rights payable.....................        1,353            1,353            1,099            1,099
    Deferred revenue.....................................        3,760            3,760            3,586            3,586
    Deferred income taxes................................       50,345           41,895           48,001           38,074
                                                            ------------    --------------    ------------    --------------
                                                               302,572          404,445          297,460          401,399
                                                            ------------    --------------    ------------    --------------
Exchangeable redeemable senior preferred stock...........       --               73,660           --               77,863
                                                            ------------    --------------    ------------    --------------
Seller junior discount preferred stock...................       --               50,896           --               51,904
                                                            ------------    --------------    ------------    --------------
Stockholders' equity (deficit):
    Common stock, no par, authorized 200 shares, issued
      179.09 shares......................................        1,047          --                 1,047          --
    Common stock, Class A $0.01 par value, 25,000,000
      authorized none issued or outstanding..............       --              --                --              --
    Common stock, Class B $0.01 par value, 25,000,000
      authorized, 7,030,000 and 7,400,000 issued and
      outstanding for 1997 and 1998, respectively........       --                   70           --                   74
    Additional paid-in capital...........................      149,592          (40,192)         149,592          (40,999)
    Accumulated deficit..................................      (20,608)         (54,786)         (24,522)         (64,760)
    Stockholder's note receivable (Note B)...............       --              --                --                 (563)
                                                            ------------    --------------    ------------    --------------
                                                               130,031          (94,908)         126,117         (106,248)
    Less 30.24 shares of common stock held in treasury...       (1,481)         --                (1,481)         --
                                                            ------------    --------------    ------------    --------------
                                                               128,550          (94,908)         124,636         (106,248)
                                                            ------------    --------------    ------------    --------------
                                                              $465,523         $468,495         $455,225         $458,047
                                                            ------------    --------------    ------------    --------------
                                                            ------------    --------------    ------------    --------------

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------------------------------------
                                                                1997                               1998
                                                   -------------------------------    -------------------------------
                                                     BENEDEK           BENEDEK          BENEDEK           BENEDEK
                                                   BROADCASTING     COMMUNICATIONS    BROADCASTING     COMMUNICATIONS
                                                   CORPORATION       CORPORATION      CORPORATION       CORPORATION
                                                   ------------     --------------    ------------     --------------
                                                                              (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Net revenues....................................     $ 28,078          $ 28,078         $ 30,695          $ 30,695
                                                   ------------     --------------    ------------     --------------
Operating expenses:
     Selling, technical and program expenses....       14,690            14,690           15,400            15,400
     General and administrative.................        4,716             4,716            5,233             5,233
     Depreciation and amortization..............        7,747             7,747            7,788             7,788
     Corporate..................................          696               696            1,377             1,377
                                                   ------------     --------------    ------------     --------------
                                                       27,849            27,849           29,798            29,798
                                                   ------------     --------------    ------------     --------------
          Operating income......................          229               229              897               897
                                                   ------------     --------------    ------------     --------------
Financial income (expense):
     Interest expense:
          Cash interest.........................       (7,076)           (7,076)          (6,851)           (6,851)
          Other interest........................         (377)           (3,608)            (327)           (4,021)
                                                   ------------     --------------    ------------     --------------
                                                       (7,453)          (10,684)          (7,178)          (10,872)
     Interest income............................           40                40               34                34
                                                   ------------     --------------    ------------     --------------
                                                       (7,413)          (10,644)          (7,144)          (10,838)
                                                   ------------     --------------    ------------     --------------
          (Loss) before income tax benefit......       (7,184)          (10,415)          (6,247)           (9,941)
Income tax benefit..............................        2,458             3,776            2,333             3,810
                                                   ------------     --------------    ------------     --------------
               Net (loss).......................     $ (4,726)           (6,639)        $ (3,914)           (6,131)
                                                   ------------                       ------------
                                                   ------------                       ------------
Preferred stock dividends and accretion.........                         (4,376)                            (5,210)
                                                                    --------------                     --------------
Net (loss) applicable to common stock...........                       $(11,015)                          $(11,341)
                                                                    --------------                     --------------
                                                                    --------------                     --------------
Basic and diluted (loss) per common share:
     (Loss) per common share....................                       $(1.57)                            $(1.53)
                                                                      ---------                          ---------
                                                                      ---------                          ---------
Weighted-average common shares outstanding......                      7,030,000                          7,400,000
                                                                    --------------                     --------------
                                                                    --------------                     --------------

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       THREE MONTHS ENDED MARCH 31, 1998

                        BENEDEK BROADCASTING CORPORATION

                                                                  ADDITIONAL
                                                        COMMON     PAID-IN      ACCUMULATED    TREASURY
                                                        STOCK      CAPITAL        DEFICIT       STOCK       TOTAL
                                                        ------    ----------    -----------    --------    --------
                                                                                (UNAUDITED)
                                                                              (IN THOUSANDS)

Balance at December 31, 1997.........................   $1,047     $149,592      $ (20,608)    $ (1,481)   $128,550
     Net (loss)......................................    --          --             (3,914)       --         (3,914)
                                                        ------    ----------    -----------    --------    --------
Balance at March 31, 1998............................   $1,047     $149,592      $ (24,522)    $ (1,481)   $124,636
                                                        ------    ----------    -----------    --------    --------
                                                        ------    ----------    -----------    --------    --------

                       BENEDEK COMMUNICATIONS CORPORATION

                                                             ADDITIONAL                   STOCKHOLDER'S
                                                   COMMON     PAID-IN      ACCUMULATED        NOTE
                                                   STOCK      CAPITAL        DEFICIT       RECEIVABLE        TOTAL
                                                   ------    ----------    -----------    -------------    ---------
                                                                              (UNAUDITED)
                                                                            (IN THOUSANDS)

Balance at December 31, 1997....................    $ 70      $(40,192)     $ (54,786)       $--           $ (94,908)
     Accretion to exchangeable redeemable senior
       preferred stock..........................    --          (1,366)        --             --              (1,366)
     Dividends on preferred stock...............    --          --             (3,843)        --              (3,843)
     Stock options exercised in exchange for
       note (Note B)............................       4           559         --               (563)         --
     Net (loss).................................    --          --             (6,131)        --              (6,131)
                                                   ------    ----------    -----------    -------------    ---------
Balance at March 31, 1998.......................    $ 74      $(40,999)     $ (64,760)       $  (563)      $(106,248)
                                                   ------    ----------    -----------    -------------    ---------
                                                   ------    ----------    -----------    -------------    ---------

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------------------------------------------
                                                                         1997                              1998
                                                            ------------------------------    ------------------------------
                                                              BENEDEK          BENEDEK          BENEDEK          BENEDEK
                                                            BROADCASTING    COMMUNICATIONS    BROADCASTING    COMMUNICATIONS
                                                            CORPORATION      CORPORATION      CORPORATION      CORPORATION
                                                            ------------    --------------    ------------    --------------
                                                                                      (UNAUDITED)
                                                                                     (IN THOUSANDS)

Cash flows from operating activities
    Net (loss)...........................................     $ (4,726)        $ (6,639)        $ (3,914)        $ (6,131)
        Adjustments to reconcile net (loss) to net cash
          provided by (used in) operating activities:
            Amortization of program broadcast rights.....        1,559            1,559            1,698            1,698
            Depreciation and amortization................        5,290            5,290            5,357            5,357
            Amortization and write-off of intangibles and
              deferred loan costs........................        2,834            2,948            2,773            2,924
            Amortization of note discount................       --                3,117           --                3,543
            Deferred income taxes........................       (2,687)          (4,005)          (2,340)          (3,817)
            Other........................................          (18)             (18)             (83)             (83)
        Changes in operating assets and liabilities:
            Receivables..................................        3,558            3,558            4,153            4,153
            Due to sellers...............................          (52)             (52)          --              --
            Prepaid expenses and other...................         (620)            (620)            (540)            (540)
            Payments on program broadcast rights
              payable....................................       (1,422)          (1,422)          (1,752)          (1,752)
            Accounts payable and accrued expenses........       (5,597)          (5,597)          (5,081)          (5,081)
            Deferred revenue.............................         (189)            (189)            (175)            (175)
                                                            ------------        -------       ------------        -------
                Net cash provided by (used in) operating
                  activities.............................       (2,070)          (2,070)              96               96
                                                            ------------        -------       ------------        -------
Cash flows from investing activities
  Purchase of property and equipment.....................         (572)            (572)          (2,015)          (2,015)
    Proceeds from sale of equipment......................            4                4               54               54
    Other................................................           (2)              (2)          --              --
                                                            ------------        -------       ------------        -------
    Net cash (used in) investing activities..............         (570)            (570)          (1,961)          (1,961)
                                                            ------------        -------       ------------        -------
Cash flows from financing activities
    Principal payments on notes payable..................         (108)            (108)          (2,255)          (2,255)
    Net financing fees incurred by parent................          (90)         --                --              --
    Proceeds from long-term borrowing....................       --              --                 4,601            4,601
    Contribution of paid-in capital by parent............       --              --                --              --
    Payment of debt and preferred stock acquisition
      costs..............................................         (389)            (479)             (34)             (34)
                                                            ------------        -------       ------------        -------
                Net cash provided by (used in) financing
                  activities.............................         (587)            (587)           2,312            2,312
                                                            ------------        -------       ------------        -------
                Increase (decrease) in cash and cash
                  equivalents............................       (3,227)          (3,227)             447              447
        Cash and cash equivalents:
            Beginning....................................        8,090            8,091            2,647            2,648
                                                            ------------        -------       ------------        -------
            Ending.......................................     $  4,863         $  4,864         $  3,094         $  3,095
                                                            ------------        -------       ------------        -------
                                                            ------------        -------       ------------        -------
Supplemental disclosure of cash flow information:
    Cash payments for interest...........................     $ 11,373         $ 11,373         $ 10,785         $ 10,785
    Cash payments for income taxes.......................          254              254               15               15
                                                            ------------        -------       ------------        -------
                                                            ------------        -------       ------------        -------
Supplemental schedule of noncash investing and financing
  activities:
    Acquisition of program broadcast rights..............     $    219         $    219         $    155         $    155
    Notes payable incurred for purchase of equipment.....          759              759              722              722
    Equipment acquired by barter transactions............           24               24               80               80
    Dividends accrued on redeemable preferred stock......       --                3,379           --                3,843
    Accretion to exchange redeemable senior preferred
      stock..............................................       --                  997           --                1,366
    Stock options exercised in exchange for note
      receivable.........................................       --              --                --                  563
                                                            ------------        -------       ------------        -------
                                                            ------------        -------       ------------        -------

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

(NOTE B) -- STOCK OPTION AGREEMENTS

     In 1988 and 1995, the Company granted options whereby a key employee could exercise these options to purchase 130,784 shares and 239,216 shares of common stock, Class B, at exercise prices of $1.58 per share and $4.12 per share, respectively, which was the fair market values on the respective grant dates. These options entitled the key employee to shares representing 5% of the outstanding common stock, Class B, of the Company after giving effect to the issuance thereof and before the conversion of the initial or the contingent warrants. The 1988 and 1995 options were exercisable at any time and expire in 1998 and 2004, respectively. As permitted under generally accepted accounting principles, the Company accounts for the options under the provisions of APB Option No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for the grant of the options.

     On January 1, 1998, the Company changed the exercise price for the options to $1.50 per share based upon a method of valuation chosen by the Company. Additionally, on January 1, 1998, the key employee exercised options to purchase 370,000 shares of common stock, Class B, of the Company for an aggregate exercise price of $555,000. The key employee borrowed the funds necessary to pay the exercise price from the Company, which loan is evidenced by a promissory note which bears interest at

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

the rate of 5.93% per annum, is payable as and when such shares are sold and in any event no later than December 31, 2007, and is included as an addition to paid-in capital.

(NOTE C) -- PENDING ADOPTION OF ACCOUNTING STANDARDS

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

                          BENEDEK LICENSE CORPORATION
                                 BALANCE SHEETS

                                                                                                         MARCH 31,
                                                                                                           1998
                                                                                        DECEMBER 31,    -----------
                                                                                            1997
                                                                                        ------------    (UNAUDITED)
                                                                                              (IN THOUSANDS)

                                       ASSETS
Federal Communication Commission (FCC) licenses, at cost, less accumulated
  amortization of $5,514 and $6,313 for 1997 and 1998, respectively..................     $120,526       $ 119,727
Goodwill, less accumulated amortization of $1,322 and $1,542 for 1997 and 1998,
  respectively.......................................................................       33,915          33,695
                                                                                        ------------    -----------
                                                                                          $154,441       $ 153,422
                                                                                        ------------    -----------
                                                                                        ------------    -----------

                        LIABILITIES AND STOCKHOLDER'S EQUITY
Deferred tax liability...............................................................     $ 33,017       $  32,696
                                                                                        ------------    -----------
Stockholder's equity:
     Common stock, $0.01 par authorized 3,000 shares, issued and outstanding 99
      shares.........................................................................       --              --
     Additional paid-in capital......................................................      126,040         126,040
     Accumulated deficit.............................................................       (4,616)         (5,314)
                                                                                        ------------    -----------
                                                                                           121,424         120,726
                                                                                        ------------    -----------
                                                                                          $154,441       $ 153,422
                                                                                        ------------    -----------
                                                                                        ------------    -----------

                          BENEDEK LICENSE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
                                                                                              1997         1998
                                                                                             -------      -------
                                                                                                 (UNAUDITED)
                                                                                                (IN THOUSANDS)

Operating expense, amortization...........................................................   $(1,026)     $(1,018)
                                                                                             -------      -------
     (Loss) before income tax benefit.....................................................   $(1,026)     $(1,018)
Income tax benefit........................................................................       532          320
                                                                                             -------      -------
          Net (loss)......................................................................   $  (494)     $  (698)
                                                                                             -------      -------
                                                                                             -------      -------

                          BENEDEK LICENSE CORPORATION
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                       THREE MONTHS ENDED MARCH 31, 1998

                                                                             ADDITIONAL
                                                                COMMON        PAID-IN      ACCUMULATED
                                                                STOCK         CAPITAL        DEFICIT       TOTAL
                                                             ------------    ----------    -----------    --------
                                                                                  (UNAUDITED)
                                                                                (IN THOUSANDS)

Balance at December 31, 1997..............................       --           $126,040       $(4,616)     $121,424
     Net (loss)...........................................       --             --              (698)         (698)
                                                             ------------    ----------    -----------    --------
Balance at March 31, 1998.................................    $  --           $126,040       $(5,314)     $120,726
                                                             ------------    ----------    -----------    --------
                                                             ------------    ----------    -----------    --------

                          BENEDEK LICENSE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                               ------------------
                                                                                                1997        1998
                                                                                               ------      ------
                                                                                                  (UNAUDITED)
                                                                                                 (IN THOUSANDS)

Cash flows from operating activities:
     Net (loss).............................................................................   $ (494)     $ (698)
     Adjustments to reconcile net (loss) to net cash provided by operating activities:
          Amortization......................................................................    1,026       1,018
          Deferred income tax...............................................................     (532)       (320)
                                                                                               ------      ------
               Net cash provided by operating activities....................................     --          --
Cash:
     Beginning..............................................................................     --          --
                                                                                               ------      ------
     Ending.................................................................................   $ --        $ --
                                                                                               ------      ------
                                                                                               ------      ------

                          BENEDEK LICENSE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(NOTE A) -- NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF BUSINESS:

     Benedek License Corporation ('BLC') is a wholly owned subsidiary of Benedek Broadcasting Corporation ('Benedek Broadcasting'). BLC was formed on April 18, 1996 to own and hold the Federal Communications Act licenses for the twenty-three television stations owned by Benedek Broadcasting which are located throughout the United States.

BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Benedek Broadcasting for the year ended December 31, 1997.

(NOTE B) -- STOCKHOLDER'S EQUITY

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

     As used herein, 'Adjusted EBITDA' is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments for program broadcast rights. As used herein,'broadcast cash flow' is defined as Adjusted EBITDA plus corporate expenses. The Company has included Adjusted EBITDA and broadcast cash flow data because such data is used by certain investors to measure a company's ability to service debt. Adjusted EBITDA is used to pay principal and interest on long-term debt and to fund capital expenditures. Adjusted EBITDA and broadcast cash flow do not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

     For the three months ended March 31, 1998, the Company reported net revenues of $30.7 million compared to net revenues of $28.1 million for the three months ended March 31, 1997. Benedek Communications had a net loss of $6.1 million for the three months ended March 31, 1998 compared to a net loss of $6.6 million for the three months ended March 31, 1997. Benedek Broadcasting had a net loss of $3.9 million for the three months ended March 31, 1998 compared to a net loss of $4.7 million for the three months ended March 31, 1997. Adjusted EBITDA for the three months ended March 31, 1998 was $8.6 million as compared to $8.1 million for the three months ended March 31, 1997.

     Time sales to local/regional advertisers and national advertisers constitute the largest concentration of the Company's operating revenues and represent approximately 87.0% of gross revenues for the three months ended March 31, 1998 as compared to 85.9% for the three months ended March 31, 1997. Approximately 56.0% of the gross revenues of the Company for the three months ended March 31, 1998 was generated from local and regional advertising, which is sold primarily by the Company's stations' sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by the Company. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

     The Company's primary operating expenses are employee compensation, programming and depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. The Company purchases first run and off-network syndicated programming on an ongoing basis. Under its contract with the network, a network-affiliated station receives approximately two-thirds of its daily programming from its network and in turn is compensated, in most cases, by its network for carrying such programming with the network's commercial content intact. Depreciation and amortization expense has increased as assets purchased at fair market value in connection with the Company's 1996 acquisitions have begun to depreciate. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. The Company's operating expenses (excluding depreciation and amortization) represent approximately 71.7% of net revenues for the three months ended March 31, 1998 as compared to 71.6% for the three months ended March 31, 1997.

     The following table sets forth certain historical results of the operations and operating data for the periods indicated.

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                      ------------------
                                                                                       1997       1998
                                                                                      -------    -------
                                                                                        (IN THOUSANDS)

Operating income...................................................................   $   229    $   897
Add:
     Amortization of program broadcast rights......................................     1,559      1,698
     Depreciation and amortization.................................................     7,747      7,788
Corporate expenses.................................................................       696      1,377
Less:
     Payment for program broadcast liabilities.....................................    (1,422)    (1,752)
                                                                                      -------    -------
     Broadcast cash flow...........................................................   $ 8,809    $10,008
                                                                                      -------    -------
                                                                                      -------    -------

     The following table provides historical information.

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              --------------------
                                                                               1997         1998        % CHANGE
                                                                              -------      -------      --------
                                                                                 (IN THOUANDS)

Net revenues...............................................................   $28,078      $30,695          9.3%
                                                                              -------      -------      --------
Operating expenses:
     Selling, technical and program expenses...............................    14,690       15,400          4.8
     General and administrative............................................     4,716        5,233         11.0
     Depreciation and amortization.........................................     7,747        7,788          0.5
     Corporate.............................................................       696        1,377         97.8
                                                                              -------      -------      --------
                                                                               27,849       29,798          7.0
                                                                              -------      -------      --------
          Operating income.................................................   $   229      $   897        291.7%
                                                                              -------      -------      --------
                                                                              -------      -------      --------
Broadcast cash flow........................................................   $ 8,809      $10,008         13.6%
Broadcast cash flow margin.................................................      31.4%        32.6%
Adjusted EBITDA............................................................   $ 8,113      $ 8,633          6.4%
Adjusted EBITDA margin.....................................................      28.9%        28.1%

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net revenues for the three months ended March 31, 1998 increased $2.6 million or 9.3% to $30.7 million from $28.1 million for the three months ended March 31, 1997. Gross revenues excluding political advertising revenue increased $2.7 million or 8.3% from the three months ended March 31, 1997.

     Net revenues during the three months ended March 31, 1998 showed an improvement in advertising revenue for each of the Company's three affiliations. Net revenues increased 11.2% at the Company's CBS affiliated stations, 4.7% at the Company's ABC affiliated stations and 11.0% at the Company's NBC affiliated stations. The increases seen at the Company's 12 CBS affiliated stations were largely influenced by the Winter Olympics covered in February 1998. Based on Nielsen ratings reports in November 1997 and February 1998, CBS programming generally experienced increased ratings and shares, while ABC and NBC programming showed slight decreases in ratings and shares. The Company expects these higher ratings and shares for CBS to continue to have a positive impact on net revenues.

     Operating expenses for the three months ended March 31, 1998 increased $2.0 million or 7.0% to $29.8 million from $27.8 million for the three months ended March 31, 1997. As a percentage of net revenues, operating expenses decreased to 97.1% from 99.2% for the three months ended March 31, 1998. The increase in expenses was due to increased compensation expense as the Company expanded the news operations at the stations acquired in 1996, an increase in medical insurance costs, and an expansion of corporate management effective after the first quarter of 1997.

     Operating income for the three months ended March 31, 1998 increased $0.7 million or 291.7% to $0.9 million from $0.2 million for the three months ended March 31, 1997.

     Financial (expenses), net for Benedek Broadcasting decreased $0.3 million or 3.6% to $7.1 million from $7.4 million for the three months ended March 31, 1997. Benedek Communications' financial expenses (net) for the three months ended March 31, 1998 increased $0.2 million or 1.8% to $10.8 million from $10.6 million for the three months ended March 31, 1997. Benedek Communications has higher financial expenses than Benedek Broadcasting as a result of the interest on its Senior Subordinated Discount Notes.

     Income tax benefit for Benedek Broadcasting for the three months ended March 31, 1998 was $2.3 million compared to $2.5 million for the three months ended March 31, 1997. For each of the three months ended March 31, 1998 and March 31, 1997, Benedek Communications had a $3.8 million income tax benefit. Benedek Communications has a greater income tax benefit than Benedek Broadcasting due to the net tax affect on the difference in financial expenses. The tax effect of the excess of book depreciation over tax depreciation and a current period net operating loss for tax purposes were the primary factors resulting in the income tax benefit for the three months ended March 31, 1998.

     Net loss for Benedek Broadcasting for the three months ended March 31, 1998 was $3.9 million as compared to $4.7 million net loss for the three months ended March 31, 1997. Benedek Communications had a net loss of $6.1 million for the three months ended March 31, 1998 as compared to a net loss of $6.6 million for the three months ended March 31, 1997.

     Broadcast cash flow for the three months ended March 31, 1998 increased $1.2 million or 13.6% to $10.0 million from $8.8 million for the three months ended March 31, 1997. As a percentage of net revenues, broadcast cash flow margin increased to 32.6% for the three months ended March 31, 1998 from 31.4% for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows from Operating Activities is the primary source of liquidity for the Company and were $0.1 million for the three months ended March 31, 1998 compared to $(2.1) million for the three months ended March 31, 1997. Cash flows from operating activities included cash payments of interest expense which totaled $10.8 million for the three months ended March 31, 1998 as compared to $11.4 million for the three months ended March 31, 1997.

     Cash Flows from Financing Activities were $2.3 million for the three months ended March 31, 1998 compared to $(0.6) million for the three months ended March 31, 1997. For the three months ended March 31, 1998, cash flows from financing activities included principal payments on notes and capital leases payable of $2.2 million funded by aggregate draw downs on Benedek Broadcasting's revolving credit facility of $4.6 million.

     Cash Flows from Investing Activities were $(2.0) million for the three months ended March 31, 1998 as compared to $(0.6) million for the three months ended March 31, 1997. Cash flows provided by financing activities of $2.3 million were used to fund cash used to purchase $2.0 million of property and equipment.

     At March 31, 1998, Benedek Broadcasting had available to it a maximum of $15.0 million under the revolving credit facility of the Credit Agreement (the 'Revolving Credit Facility') of which $2.4 million was unused. From time to time throughout 1998, Benedek Broadcasting's cash needs has required the use of the Revolving Credit Facility for general working capital purposes and to fund capital expenditures. During the three months ended March 31, 1998, the highest outstanding balance under the Revolving Credit Facility was $14.6 million.

     The Company implemented a financing plan in order to finance its 1996 acquisitions and to pay fees and expenses related thereto. The financing plan consisted of (i) the offer and sale by the Company of the Senior Subordinated Discount Notes (the 'Discount Notes') to generate gross proceeds of $90.2 million, (ii) the sale by the Company of units consisting of Exchangeable Redeemable Senior Preferred Stock (the 'Senior Preferred Stock') and warrants to generate gross proceeds of $60.0 million, (iii) Benedek Broadcasting borrowing $128.0 million pursuant to the Term Loan Facilities of the Credit Agreement and
(iv) the Company issuing an aggregate of $45.0 million initial liquidation preference of Seller Junior Discount Preferred Stock (the 'Junior Preferred Stock') to General Electric Capital Corporation and Mr. Paul Brissette. Benedek Broadcasting also has outstanding $135.0 million of Senior Secured Notes due 2005 (the 'Senior Secured Notes') which were issued in 1995 to refinance outstanding indebtedness and finance the 1995 acquisition of the station serving Dothan, Alabama and Panama City, Florida.

     The Company believes that the financing plan provides for a long-term financing structure that allows management to concentrate its efforts on maximizing results of operations. The Company anticipates that Adjusted EBITDA of Benedek Broadcasting will be sufficient to finance the operating requirements of the Company's stations, debt service requirements in respect of the Senior Secured Notes and Term Loan Facilities and presently anticipated capital expenditures until such time that the debt matures or requires payment in full for at least the period until the Company is required to make cash payments in respect of the Discount Notes, the Senior Preferred Stock and the Junior Preferred Stock. The Company anticipates that capital expenditures of approximately $9.0 million will be made in 1998. Such capital expenditures will be financed either from cash provided by operations, borrowings under the Revolving Credit Facility or purchase money financing.

     The Discount Notes do not bear interest until May 15, 2001, and the Company will not be obligated to pay cash interest on the Discount Notes until November 15, 2001. In addition, for all dividend payment dates with respect to the Senior Preferred Stock and interest payment dates with respect to the Discount Notes through and including July 1, 2001, the Company may, at its option, pay dividends and/or interest, as applicable, by adding the amount thereof to the then effective liquidation preference of the Senior Preferred Stock or pay interest on the Discount Notes by issuing additional Discount Notes. For all dividend payment dates with respect to the Junior Preferred Stock prior to October 1, 2001, the Company is required to pay such dividends by adding the amount thereof to the then effective liquidation preference of the Junior Preferred Stock. In order for the Company to meet its debt service obligations after May 2001 with respect to the Discount Notes and pay required dividends after July 1, 2001 with respect to the Senior Preferred Stock and from and after October 1, 2001 with respect to the Junior Preferred Stock, the Company will need to substantially increase broadcast cash flow at the Stations or refinance the Discount Notes, Senior Preferred Stock and Junior Preferred Stock. Additionally, the Credit Agreement currently prohibits Benedek Communications from making cash dividend payments on the Senior Preferred Stock and Junior Preferred Stock. The Company's debt service obligations, including scheduled principal amortization, in the 12 month period beginning May 15, 2001 would be approximately $58.0 million (assuming that there will not have been any mandatory or voluntary prepayments of any indebtedness prior to that time and assuming a blended interest rate on the amounts then outstanding under the Credit Agreement comparable to the rate the Company is currently paying). The Company's cash dividend payments during such period on the Senior Preferred Stock and the Junior Preferred Stock would be approximately $27.0 million.

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

     Benedek Communications is a holding company that will derive all of its operating income and Adjusted EBITDA from its sole subsidiary, Benedek Broadcasting, the common stock of which, together with all other assets of the Company, have been pledged to secure the Company's senior guarantee of all indebtedness of Benedek Broadcasting outstanding under the Credit Agreement and in respect of the Senior Secured Notes. As a holding company, the Company's ability to pay its obligations, including its obligation to pay interest on and principal of the Discount Notes, whether at maturity, upon a change of control or otherwise, will be dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to the Company or to make funds available to the Company for debt service or any other obligation. Although the Credit Agreement does not limit the ability of Benedek Broadcasting to pay dividends or make other payments to Benedek Communications, the Senior Secured Note Indenture does contain such limitations. However, after giving effect to the implementation of the financing plan on June 6, 1996 (including the contribution to the common equity of Benedek Broadcasting of net cash proceeds of approximately $187.9 million from the sale of the Discount Notes, the Senior Preferred Stock and the Junior Preferred Stock), as of March 31, 1998, the Company could have distributed approximately $187.9 million to the Company under such limitations.

     The Credit Agreement entered into by the Company as part of the financing plan included Term Loan Facilities totaling $128.0 million and a revolving credit facility. The Company did not meet certain financial ratios contained in the Credit Agreement at September 30 and December 31, 1996 due to lower than expected Adjusted EBITDA (as defined in the Credit Agreement). The lenders under the Credit Agreement agreed to waive such noncompliance and during February 1997, amended certain covenants applicable to 1997 and the first half of 1998. The amendment provided that for so long as the ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement) exceeded certain levels, the Term Loan Facilities would bear interest at varying additional spreads from that originally provided for in the Credit Agreement. The amendment further reduced the revolving credit facility from $15.0 million to $10.0 million and increased the percentage of excess cash flow to be applied as prepayments of the Term Loan Facilities from 50% to 75% until Benedek Broadcasting's ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement) was at 6.75 to 1.0 or lower.

     The Credit Agreement was amended and restated as of December 17, 1997 to convert existing Term Loans to new term loans, to modify certain financial covenants and ratios, to increase the Revolving Credit Facility to $15.0 million and to replace certain parties to the agreement. As of December 17, 1997, the outstanding principal balance of the existing term loans which totaled $100.8 million were converted to (1) Term Loan Series A of $77.0 million and (2) Term Loan Series B of $33.8 million. The Term Loan Facilities generally provide for quarterly amortization until final maturity on December 31, 2004. The Company is required to make scheduled amortization payments on the Term Loan Facilities, on an aggregate basis for Series A and Series B Facilities, as follows: during 1998, $2.5 million; during 1999, $11.0 million; during 2000, $13.0 million; during 2001, $13.0 million; during 2002, $14.0 million; during 2003, $15.0 million; and during 2004, $42.3 million.

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

     The Term Loans and the Revolving Credit Facility are secured by certain of Benedek Broadcasting's present and future property and assets. The Term Loans are also guaranteed by BLC, a wholly-owned subsidiary of Benedek Broadcasting that holds the FCC licenses and authorizations for the Company's stations, and is secured by all of the common stock of BLC.

     The Term Loans and the Revolving Credit Facility contain certain financial covenants, including, but not limited to, covenants related to cash interest coverage, maximum leverage ratio and minimum Consolidated Adjusted EBITDA (as defined in the Credit Agreement). In addition, the Term Loans and the Revolving Credit Facility contain other affirmative and negative covenants relating to, among other things, liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to the Company) transactions with affiliates, mergers and acquisitions, sales of assets, guarantees and investments. The Term Loans and the Revolving Credit Facility contain customary events of default for highly-leveraged financings, including certain changes in ownership or control of Benedek Broadcasting or the Company.

     The Company entered into an interest rate cap agreement which matures in May 1998 to reduce the impact of changes in interest rates on its floating-rate long-term debt. That agreement effectively entitles the Company to receive from a financial institution the amount, if any, by which the London Interbank Offer Rate (LIBOR) exceeds 7.36% on a notional amount totaling $125.0 million subject to an amortization schedule. Although Benedek Broadcasting is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate cap, management does not expect nonperformance by the counterparty.

RECENT DEVELOPMENTS

     In connection with its 1996 acquisitions, the Company obtained a temporary waiver of the FCC's duopoly rules which would otherwise have precluded the Company from acquiring the television station in Madison, Wisconsin due to the Grade A broadcast signal overlap between that station and the Company's station in Rockford, Illinois. Under the FCC's current duopoly rules, the Company will be required to dispose of one of such stations. In addition, the FCC has advised it will not extend the Company's temporary waiver of such rules and as a result the Company has filed an application to transfer WMTV, Madison, Wisconsin to a trust. The Company may be required to dispose of one of the two stations to a third party within six months after the processing and the grant of the application. The Company will seek to comply with the FCC requirements by exchanging one of the stations for another broadcast station.

INCOME TAXES

     Under the provisions of the Internal Revenue Code, Benedek Broadcasting has approximately $20.9 million of actual net operating loss carryforwards available to offset future tax liabilities whereas Benedek Communications has approximately $22.0 million available to it. These net operating loss carryforwards expire between 2007 through 2011.

SEASONALITY

     Net revenues and operating cash flow of the Company are generally the lowest during the first quarter of each year followed in rank by the third quarter. The fourth quarter of each year is generally the highest quarter for net revenue and operating cash flow due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period.

RECENTLY PROMULGATED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ('FASB') has issued two new pronouncements that the Company will be required to adopt by December 31, 1998. These pronouncements are not expected to have a significant impact on the Company's financial statements.

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

     FASB Statement No. 131 'Disclosures about Segments of an Enterprise and Related Information' establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company does not divide its business into operating segments.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

                                            BENEDEK COMMUNICATIONS CORPORATION
                                                       (Registrant)

                                          By:       /S/ RONALD L. LINDWALL
                                               .................................

                                                     RONALD L. LINDWALL
                                              SENIOR VICE PRESIDENT AND CHIEF
                                                      FINANCIAL OFFICER
                                             (AUTHORIZED OFFICER AND PRINCIPAL
                                                     ACCOUNTING OFFICER)

Date: April 28, 1998

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

                                             BENEDEK BROADCASTING CORPORATION
                                                       (Registrant)

                                          By:       /S/ RONALD L. LINDWALL
                                               .................................

                                                     RONALD L. LINDWALL
                                              SENIOR VICE PRESIDENT AND CHIEF
                                                      FINANCIAL OFFICER
                                             (AUTHORIZED OFFICER AND PRINCIPAL
                                                     ACCOUNTING OFFICER)

Date: April 28, 1998

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

Date: April 28, 1998