Form 10-Q
period 1998-06-30
BENEDEK BROADCASTING CORP; BENEDEK COMMUNICATIONS CORP; BENEDEK LICENSE CORP
filed 1998-08-14
CIK 923027, 1017522, 1019271

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998
                            COMMISSION FILE NUMBERS:
                 BENEDEK BROADCASTING CORPORATION      33-78792
                BENEDEK COMMUNICATIONS CORPORATION     333-09529

                                   ----------

                        BENEDEK BROADCASTING CORPORATION

                                       AND

                       BENEDEK COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ----------

DELAWARE          BENEDEK BROADCASTING CORPORATION               13-2982954
DELAWARE          BENEDEK COMMUNICATIONS CORPORATION             36-4076007
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

                                   ----------

                         SUBSIDIARY GUARANTOR REGISTRANT

BENEDEK LICENSE CORPORATION                       DELAWARE                               36-4081877
(EXACT NAME OF SUBSIDIARY GUARANTOR        (STATE OR OTHER JURISDICTION OF    (I.R.S EMPLOYER IDENTIFICATION NO.)
AS SPECIFIED IN ITS CHARTER)               INCORPORATION OR ORGANIZATION)

                                   ----------

             100 PARK AVENUE                           61101
             ROCKFORD, ILLINOIS                       (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   ----------

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 815-987-5350

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS:                ON WHICH REGISTERED:
               --------------------               ----------------------
                      NONE                                  NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                                   ----------

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

     Indicate the number of shares outstanding of each of Benedek Broadcasting Corporation's classes of common stock as of the latest practicable date: At August 14, 1998, there were outstanding 148.85 shares of common stock, without par value.

     Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At August 14, 1998, there were outstanding 7,400,000 shares of common stock, $0.01 par value.

================================================================================

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                           FORM 10-Q TABLE OF CONTENTS


 Item
Number                                                                      Page
------                                                                      ----
                          PART I - FINANCIAL STATEMENTS
Item 1.  FINANCIAL STATEMENTS
         Introductory Comments..............................................   1
         Benedek Communications Corporation and Subsidiaries and Benedek
         Broadcasting Corporation and Subsidiary
           Consolidated Balance Sheets as of December 31, 1997 and June 30,
              1998 .........................................................   2
           Consolidated Statements of Operations for the Three Months Ended
              June 30, 1997 and 1998 .......................................   3
           Consolidated Statements of Operations for the Six Months Ended
              June 30, 1997 and 1998 ......................................    4
           Consolidated Statement of Stockholders' Equity (Deficit) for the
              Six Months Ended June 30, 1998 ..............................    5
           Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 1997 and 1998 ......................................    6
           Notes to Consolidated Financial Statements .....................    8

         Benedek License Corporation
           Balance Sheets as of December 31, 1997 and June 30, 1998 .......   11
           Statements of Operations for the Three Months and Six Months
              Ended June 30, 1997 and 1998 ................................   12
           Statement of Stockholder's Equity for the Six Months Ended June
              30, 1998 ....................................................   13
           Statements of Cash Flows for the Six Months ended June 30, 1997
              and 1998 ....................................................   14
           Notes to Financial Statements ..................................   15

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS ..........................................   16

                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ..............................................   27

Item 6.    Exhibits and Reports on Form 8-K ...............................   27

SIGNATURES ................................................................   29


            BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Important Explanatory Note:

  The integrated Form 10-Q is filed, without audit, pursuant to the Securities Exchange Act of 1934, as amended, for each of Benedek Communications Corporation and its wholly owned subsidiary, Benedek Broadcasting Corporation. Unless the context requires otherwise, references to the "Company" refers to Benedek Communications Corporation and Benedek Broadcasting Corporation and its wholly-owned subsidiary, Benedek License Corporation. The Company is a holding company with minimal separate operations from its operating subsidiary, Benedek Broadcasting Corporation. Separate financial information has been provided for each entity and, where appropriate, separate disclosures. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Financial Statements be read in conjunction with the financial information set forth in the Annual Reports on Form 10-K of each of Benedek Communications Corporation and Benedek Broadcasting Corporation for the fiscal year ended December 31, 1997.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                             December 31, 1997                     June 30, 1998
                                                    ------------------------------------  ---------------------------------
                                                          Benedek           Benedek         Benedek             Benedek
                                                       Broadcasting     Communications     Broadcasting      Communications
                                                        Corporation       Corporation       Corporation       Corporation
                                                    ------------------- ----------------  -------------      --------------
                                                                                                     (Unaudited)
                                                                 (In thousands, except share and per share data)
                    ASSETS
Current Assets
   Cash and cash equivalents ....................        $   2,647         $   2,648         $   4,825         $   4,826
   Receivables
      Trade, net ................................           25,004            25,004            25,947            25,947
      Other .....................................            1,729             1,729             1,345             1,345
   Current portion of program broadcast rights ..            4,869             4,869             2,344             2,344
   Prepaid expenses .............................            1,659             1,659             2,243             2,243
   Deferred income taxes ........................            1,004             1,004             1,021             1,021
                                                         ---------         ---------         ---------         ---------
                  TOTAL CURRENT ASSETS ..........           36,912            36,913            37,725            37,726
                                                         ---------         ---------         ---------         ---------

Property and equipment ..........................           73,811            73,811            68,475            68,475
                                                         ---------         ---------         ---------         ---------
Intangible assets ...............................          345,588           345,588           340,463           340,463
                                                         ---------         ---------         ---------         ---------
Other Assets
   Program broadcast rights, less current portion            1,796             1,796             1,177             1,177
   Deferred loan costs ..........................            7,245            10,216             6,599             9,266
   Land held for sale ...........................              109               109               109               109
   Other ........................................               62                62                93                93
                                                         ---------         ---------         ---------         ---------
                                                             9,212            12,183             7,978            10,645
                                                         ---------         ---------         ---------         ---------
                                                         $ 465,523         $ 468,495         $ 454,641         $ 457,309
                                                         =========         =========         =========         =========

           LIABILITIES AND STOCKHOLDERS'
                 EQUITY (DEFICIT)

Current Liabilities
   Current maturities of notes payable ..........        $  13,480         $  13,480         $  16,021         $  16,021
   Current program broadcast rights payable .....            6,762             6,762             3,960             3,960
   Accounts payable and accrued expenses ........           13,476            13,477            12,272            12,272
   Deferred revenue .............................              683               683               679               679
                                                         ---------         ---------         ---------         ---------
                  TOTAL CURRENT LIABILITIES .....           34,401            34,402            32,932            32,932
                                                         ---------         ---------         ---------         ---------

Long-Term Obligations
   Notes and leases payable .....................          247,114           357,437           242,096           359,660
   Program broadcast rights payable .............            1,353             1,353               804               804
   Deferred revenue .............................            3,760             3,760             3,418             3,418
   Deferred income taxes ........................           50,345            41,895            48,207            36,868
                                                         ---------         ---------         ---------         ---------
                                                           302,572           404,445           294,525           400,750
                                                         ---------         ---------         ---------         ---------
Exchangeable redeemable senior preferred stock ..             --              73,660              --             100,735
                                                         ---------         ---------         ---------         ---------
Seller junior discount preferred stock ..........             --              50,896              --              52,932
                                                         ---------         ---------         ---------         ---------
Stockholders' Equity (Deficit)
   Common stock, no par, authorized 200 shares,
      issued 179.09 shares ......................            1,047              --               1,047              --
   Common stock, Class A $0.01 par value
      25,000,000 authorized none issued or
      outstanding ...............................             --                --                --                --
   Common stock, Class B $0.01 par value
      25,000,000 authorized, 7,030,000 and
      7,400,000 issued and outstanding for 1997
      and 1998 ..................................             --                  70              --                  74
   Additional paid-in capital ...................          149,592           (40,192)          153,023           (57,799)
   Accumulated (deficit) ........................          (20,608)          (54,786)          (25,405)          (71,744)
   Stockholder's note receivable (Note C) .......             --                --                --                (571)
                                                         ---------         ---------         ---------         ---------
                                                           130,031           (94,908)          128,665          (130,040)
   Less 30.24 shares of common stock held in
     treasury ...................................           (1,481)             --              (1,481)             --
                                                         ---------         ---------         ---------         ---------
                                                           128,550           (94,908)          127,184          (130,040)
                                                         ---------         ---------         ---------         ---------
                                                         $ 465,523         $ 468,495         $ 454,641         $ 457,309
                                                         =========         =========         =========         =========


               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Three Months Ended June 30,
                                                    -------------------------------------------------------------------------------
                                                                     1997                                   1998
                                                    -------------------------------------    --------------------------------------
                                                          Benedek             Benedek            Benedek             Benedek
                                                       Broadcasting       Communications      Broadcasting       Communications
                                                        Corporation         Corporation        Corporation         Corporation
                                                    -------------------  ------------------  ------------------  ------------------
                                                                                      (Unaudited)
                                                                   (In thousands, except share and per share data)
Net revenues ...................................        $    33,115         $    33,115         $    36,312         $    36,312
                                                        -----------         -----------         -----------         -----------
Operating expenses:
   Selling, technical and program expenses .....             14,940              14,940              15,992              15,992
   General and administrative ..................              4,706               4,106               5,069               5,069
   Depreciation and amortization ...............              7,797               7,797               7,645               7,645
   Corporate ...................................              1,125               1,125               1,214               1,214
                                                        -----------         -----------         -----------         -----------
                                                             28,568              28,568              29,920              29,920
                                                        -----------         -----------         -----------         -----------
      OPERATING INCOME .........................              4,547               4,547               6,392               6,392
                                                        -----------         -----------         -----------         -----------

Financial income (expense):
   Interest expense:
      Cash interest ............................             (7,097)             (7,097)             (6,826)             (6,826)
      Other interest ...........................               (361)             (3,967)               (383)             (4,235)
                                                        -----------         -----------         -----------         -----------
                                                             (7,458)            (11,064)             (7,209)            (11,061)

   Interest income .............................                 30                  30                  65                 389
                                                        -----------         -----------         -----------         -----------
                                                             (7,428)            (11,034)             (7,144)            (10,672)
                                                        -----------         -----------         -----------         -----------

      (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)             (2,881)             (6,487)               (752)             (4,280)

Income tax (expense) benefit ...................                641               2,084                (131)              1,281
                                                        -----------         -----------         -----------         -----------

         NET (LOSS) ............................        $    (2,240)             (4,403)        $      (883)             (2,999)
                                                        ===========                             ===========

Preferred stock dividends and accretion ........                                 (4,505)                                (16,668)
                                                                            -----------                             -----------

Net (loss) applicable to common stock ..........                            $    (8,908)                            $   (19,667)
                                                                            ===========                             ===========
Basic and diluted (loss) per common share:
   (Loss) per common share .....................                            $     (1.27)                            $     (2.66)
                                                                            ===========                             ===========

Weighted-average common shares outstanding .....                              7,030,000                              7,400,000
                                                                            ===========                             ===========


               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Six Months Ended June 30,
                                             -----------------------------------------------------------------------------
                                                              1997                                   1998
                                             --------------------------------------      ---------------------------------
                                                   Benedek              Benedek             Benedek             Benedek
                                                Broadcasting        Communications       Broadcasting       Communications
                                                 Corporation          Corporation         Corporation         Corporation
                                             ---------------      ------------------     --------------      ------------
                                                                                (Unaudited)
                                                               (In thousands, except share and per share data)
Net revenues .............................        $    61,193         $    61,193         $    67,007         $    67,007
                                                  -----------         -----------         -----------         -----------
Operating expenses:
   Selling, technical and program expenses             29,631              29,631              31,392              31,392
   General and administrative ............              9,421               9,421              10,302              10,302
   Depreciation and amortization .........             15,543              15,543              15,433              15,433
   Corporate .............................              1,822               1,822               2,591               2,591
                                                  -----------         -----------         -----------         -----------
                                                       56,417              56,417              59,718              59,718
                                                  -----------         -----------         -----------         -----------
      OPERATING INCOME ...................              4,776               4,776               7,289               7,289
                                                  -----------         -----------         -----------         -----------

Financial income (expense):
   Interest expense:
      Cash interest ......................            (14,174)            (14,173)            (13,677)            (13,677)
      Other interest .....................               (737)             (7,574)               (710)             (8,256)
                                                  -----------         -----------         -----------         -----------
                                                      (14,911)            (21,748)            (14,387)            (21,933)

   Interest income .......................                 70                  70                  99                 423
                                                  -----------         -----------         -----------         -----------
                                                      (14,841)            (21,678)            (14,288)            (21,510)
                                                  -----------         -----------         -----------         -----------

      (LOSS) BEFORE INCOME TAX BENEFIT ...            (10,064)            (16,902)             (6,999)            (14,221)

Income tax benefit .......................              3,098               5,860               2,202               5,091
                                                  -----------         -----------         -----------         -----------

         NET (LOSS) ......................        $    (6,966)            (11,042)        $    (4,797)             (9,130)
                                                  ===========                             ===========
Preferred stock dividends and accretion ..                                 (8,881)                                (21,877)
                                                                     -----------                              -----------

Net (loss) applicable to common stock ....                            $   (19,923)                            $   (31,007)
                                                                     ============                             ===========
Basic and diluted (loss) per common share:
   (Loss) per common share ...............                            $     (2.83)                            $     (4.19)
                                                                     ============                             ===========
Weighted-average common shares outstanding                              7,030,000                               7,400,000
                                                                     ============                             ===========

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         SIX MONTHS ENDED JUNE 30, 1998


                        BENEDEK BROADCASTING CORPORATION

                                                                  Additional
                                                     Common         Paid-In          Accumulated        Treasury
                                                     Stock          Capital            Deficit            Stock           Total
                                                  ----------      ------------      ------------         --------        --------
                                                                                    (Unaudited)
                                                                                   (In thousands)

Balance at December 31, 1997 ..................    $   1,047        $ 149,592         $ (20,608)        $  (1,481)        $ 128,550
Contribution of additional paid-in capital
   by parent ..................................         --              3,431              --                --               3,431
   Net (loss) .................................         --               --              (4,797)             --              (4,797)
                                                   ---------        ---------         ---------         ---------         ---------
Balance at June 30, 1998 ......................    $   1,047        $ 153,023         $ (25,405)        $  (1,481)        $ 127,184
                                                   =========        =========         =========         =========         =========



                       BENEDEK COMMUNICATIONS CORPORATION


                                                                   Additional                         Stockholder's
                                                    Common           Paid-In          Accumulated         Note
                                                     Stock           Capital            Deficit         Receivable         Total
                                                    ------         ----------         -----------      -------------       ------
                                                                                      (Unaudited)
                                                                                    (In thousands)
Balance at December 31, 1997 ..................    $      70        $ (40,192)        $ (54,786)        $    --           $ (94,908)
   Accretion to exchangeable redeemable
     senior preferred stock ...................         --            (14,049)             --                --             (14,049)
   Dividends on preferred stock ...............         --               --              (7,828)             --              (7,828)
Financial costs related to the sale of
     preferred stock ..........................         --             (4,125)             --                --              (4,125)
   Stock options exercised in exchange
    for note (Note C) .........................            4              567              --                (571)             --
   Net (loss) .................................         --               --              (9,130)             --              (9,130)
                                                   ---------        ---------         ---------         ---------         ---------
Balance at June 30, 1998 ......................    $      74        $ (57,799)        $ (71,744)        $    (571)        $(130,040)
                                                   =========        =========         =========         ==========        =========


               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six Months Ended June 30,
                                                      ----------------------------------------------------------------------
                                                                   1997                                1998
                                                      ---------------------------------   ----------------------------------
                                                          Benedek          Benedek            Benedek            Benedek
                                                       Broadcasting    Communications      Broadcasting      Communications
                                                        Corporation      Corporation        Corporatin        Corporation
                                                      --------------   ----------------   --------------     ----------------
                                                                                 (Unaudited)
                                                                                (In thousands)
Cash flows from operating activities
  Net (loss) .........................................  $  (6,966)        $ (11,042)        $  (4,797)        $  (9,130)
   Adjustments to reconcile net  (loss)
    to net cash provided by operating activities:
      Amortization of program broadcast rights .......      3,042             3,042             3,320             3,320
      Depreciation and amortization ..................     10,632            10,632            10,622            10,622
      Amortization and write-off of intangibles
        and deferred loan costs ......................      5,666             6,133             5,539             5,843
      Amortization of note discount ..................       --               6,370              --               7,242
      Deferred income taxes ..........................          8                 8            (2,155)           (5,044)
      Other ..........................................     (3,417)           (6,178)             (553)             (553)
  Changes in operating assets and liabilities:
      Receivables ....................................       (113)             (113)             (559)             (559)
      Due to sellers .................................         97                97              --                --
      Prepaid expenses and other .....................       (658)             (658)             (583)             (583)
      Payments on program broadcast rights
        payable ......................................     (2,821)           (2,821)           (3,527)           (3,527)
      Accounts payable and accrued expenses ..........     (1,757)           (1,757)           (1,003)           (1,003)
      Deferred revenue ...............................       (371)             (371)             (346)             (346)
                                                        ---------         ---------         ---------         ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ....      3,342             3,342             5,958             6,282
                                                        ---------         ---------         ---------         ---------

Cash flows from investing activities
  Purchase of property and equipment .................     (1,535)           (1,535)           (3,609)           (3,609)
  Proceeds from sale of equipment ....................         10                10                97                97
   Purchase of other assets ..........................       --                --                 (31)              (31)
  Other ..............................................         (3)               (3)             --                --
                                                        ---------         ---------         ---------         ---------
      NET CASH (USED IN) INVESTING ACTIVITIES ........     (1,528)           (1,528)           (3,543)           (3,543)
                                                        ---------         ---------         ---------         ---------
Cash flows from financing activities
  Principal payments on notes payable ................    (15,944)          (15,944)             (648)             (648)
  Proceeds (payments) from long-term borrowing .......      9,983             9,983            (3,000)           (3,000)
  Contribution of paid-in capital by parent ..........       --                --               3,431              --
   Proceeds from senior preferred stock ..............       --                --                --             100,000
   Payoff of senior preferred stock ..................       --                --                --             (92,769)
  Payment of debt and preferred stock
    acquisition costs ................................       (620)             (620)              (20)           (4,144)
                                                        ---------         ---------         ---------         ---------
      NET CASH  (USED IN) FINANCING
        ACTIVITIES ...................................     (6,581)           (6,581)             (237)             (561)
                                                        ---------         ---------         ---------         ---------

      INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS ..................................     (4,768)           (4,768)            2,178             2,178

      Cash and cash equivalents:
        Beginning ....................................      8,090             8,090             2,647             2,648
                                                        ---------         ---------         ---------         ---------
        Ending .......................................  $   3,322         $   3,323         $   4,825         $   4,826
                                                        =========         =========         =========         =========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                               Six Months Ended June 30,
                                               ------------------------------------------------------------
                                                          1997                            1998
                                               -----------------------------   ----------------------------
                                                   Benedek        Benedek         Benedek        Benedek
                                                Broadcasting  Communications   Broadcasting  Communications
                                                 Corporation    Corporation     Corporation    Corporation
                                               -------------  --------------   ------------- ---------------
                                                                       (Unaudited)
                                                                     (In thousands)
Supplemental disclosure of cash flow
  information:
  Cash payments for interest ..............        $14,032        $14,032        $13,667        $13,667
  Cash payments for income taxes ..........            419            419            146            146
                                                   =======        =======        =======        =======
Supplemental schedule of noncash investing
  and financing activities:
  Acquisition of program broadcast rights .        $   348        $   348        $   176        $   176
  Notes payable incurred for purchase of
    equipment .............................          1,627          1,627          1,171          1,171
  Equipment acquired by barter transactions             81             81            603            603
  Dividends accrued on redeemable preferred
    stock .................................           --            6,868           --            7,828
  Accretion to exchange redeemable senior
    preferred stock .......................           --            2,013           --           14,049
  Stock options exercised in exchange for
    note receivable .......................           --             --             --              571
                                                   =======        =======        =======        =======

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) - NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF BUSINESS:
     Benedek Communications Corporation (the "Company") is a holding company with minimal operations other than from its wholly-owned subsidiary, Benedek Broadcasting Corporation ("Benedek Broadcasting"). Benedek Broadcasting owns and operates twenty-three television stations (the "Stations") located throughout the United States. The operating revenues of the Stations are derived primarily from the sale of advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. The Stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis.

BASIS OF PRESENTATION:
     The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Benedek Broadcasting and its wholly-owned subsidiary, Benedek License Corporation ("BLC"). The consolidated financial statements of Benedek Broadcasting include the accounts of Benedek Broadcasting and BLC. Separate financial statements have been provided for each reporting entity and, where there are differences, separate disclosures. All significant intercompany items and transactions have been eliminated in each of the sets of consolidated financial statements.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position as of June 30, 1998 and the results of operations for the three months and the six months ended June 30, 1998 have been included. Operating results for the three month and the six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

(NOTE B) - REDEEMABLE EQUITY SECURITIES

     On May 8, 1998, the Company issued 100,000 shares of 11 1/2% Senior Exchangeable Preferred Stock due 2008, $0.01 per value per share of (the "Exchangeable Preferred Stock") with an initial liquidation preference equal to the proceeds of $100,000,000. Subject to certain conditions, the Exchangeable Preferred Stock are exchangeable for exchange debentures at the option of the Company on any dividend date. The Exchangeable Preferred Stock ranks senior to all classes of common stock.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 BENEDEK BROADCASTING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company has the option to pay dividends quarterly at 11 1/2% of the then effective liquidation preference on any payment date occurring on or before May 15, 2003 either in cash or by adding such dividends to the then effective liquidation preference. The Company also has the option to redeem these shares, in whole or in part, at predetermined redemption prices after May 15, 2003.

     On June 8, 1998 the Company redeemed its 15% Exchangeable Redeemable Preferred Stock due 2007 (the "Existing Preferred Stock") at a redemption price of 115.0% of the effective liquidation preference together with accumulated and unpaid dividends for a total of approximately $92,800,000. The redemption was funded by the proceeds of the issuance of the Exchangeable Preferred Stock, net of fees and expenses of the issuance which totaled approximately $4,100,000.

(NOTE C) - STOCK OPTION AGREEMENTS

     In 1988 and 1995, the Company granted options whereby a key employee could exercise these options to purchase 239,216 shares and 130,784 shares of common stock, Class B, at exercise prices of $1.58 per share and $4.12 per share, respectively, which was the fair market values on the respective grant dates. On January 1, 1998, the Company changed the exercise price for the options to $1.50 per share based upon a method of valuation chosen by the Company.
As permitted under generally accepted accounting principles, the Company accounts for the options under the provisions of APB Option No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for the grant of the options. Additionally, on January 1, 1998, the key employee exercised options to purchase 370,000 shares of common stock, Class B, of the Company for an aggregate exercise price of $555,000. The key employee borrowed the funds necessary to pay the exercise price from the Company, which loan is evidenced by a promissory note which bears interest at the rate of 5.93% per annum and is payable in the event of the sale of the shares to the extent of the net proceeds thereof, but in no event later than December 31, 2007.

(NOTE D) - PENDING ADOPTION OF ACCOUNTING STANDARDS

     The FASB (Financial Accounting Standards Board) has issued two new pronouncements that the Company will be required to adopt for its year ending December 31, 1998. These pronouncements are not expected to have a significant impact on the Company's financial statements.

     FASB Statement No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that a company (a) classify terms of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company currently has no items of comprehensive income.

     FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                           BENEDEK LICENSE CORPORATION

                                 BALANCE SHEETS

                                                                          December 31,          June 30,
                                  ASSETS                                      1997                1998
                                                                              ----                ----
                                                                                              (Unaudited)
                                                                           (In thousands except share and
                                                                                   per share data)
Federal Communication Commission (FCC)
   Licenses, at cost, less accumulated amortization of $5,514
     and $7,112 for 1997 and 1998, respectively .....................        $ 120,526         $ 118,928
Goodwill, less accumulated amortization of $1,322 and $1,762 for 1997
  and 1998, respectively ............................................           33,915            33,475
                                                                             ---------         ---------
                                                                             $ 154,441         $ 152,403
                                                                             =========         =========
                   LIABILITIES AND STOCKHOLDER'S EQUITY

Deferred tax liability ..............................................        $  33,017         $  32,377
                                                                             ---------         ---------

Stockholder's Equity:
     Common stock, $0.01 par authorized 3,000 shares,
       issued and outstanding 99 shares .............................             --                --
     Additional paid-in capital .....................................          126,040           126,040
     Accumulated deficit ............................................           (4,616)           (6,014)
                                                                             ---------         ---------
                                                                               121,424           120,026
                                                                             ---------         ---------
                                                                             $ 154,441         $ 152,403
                                                                             =========         =========


                           BENEDEK LICENSE CORPORATION
                            STATEMENTS OF OPERATIONS


                                         Three Months Ended June 30,      Six Months Ended June 30,
                                         ---------------------------      -------------------------
                                            1997            1998             1997            1998
                                            ----            ----             ----            ----
                                                                (Unaudited)
                                                               (In thousands)

Operating expense, amortization ...        $(1,018)        $(1,019)        $(2,044)        $(2,037)
                                           -------         -------         -------         -------
   (Loss) before income tax benefit        $(1,018)        $(1,019)        $(2,044)        $(2,037)
Income tax benefit ................            319             319             851             639
                                           -------         -------         -------         -------
     NET (LOSS) ...................        $  (699)        $  (700)        $(1,193)        $(1,398)
                                           =======         =======         =======         =======


                           BENEDEK LICENSE CORPORATION
                       STATEMENTS OF STOCKHOLDER'S EQUITY

                         SIX MONTHS ENDED JUNE 30, 1998

                                            Additional
                                  Common      Paid-In        Accumulated
                                   Stock      Capital          Deficit           Total
                                  ------    -----------      ------------        -----
                                                     (Unaudited)
                                                    (In thousands)
Balance at December 31, 1997     $  --       $ 126,040        $  (4,616)        $ 121,424
     Net (loss) ............        --            --             (1,398)           (1,398)
                                 -------     ---------        ---------         ---------
Balance at June 30, 1998 ...     $  --       $ 126,040        $  (6,014)        $ 120,026
                                 =======     =========        =========         =========


                                              BENEDEK LICENSE CORPORATION
                                               STATEMENTS OF CASH FLOWS


                                                                     Six Months Ended June 30,
                                                                     ------------------------
                                                                       1997            1998
                                                                       ----            ----
                                                                            (Unaudited)
                                                                           (In thousands)
Cash flows from operating activities:
     Net (loss) .............................................        $(1,193)        $(1,398)
     Adjustments to reconcile net (loss) to net cash provided
       by operating activities:
        Amortization ........................................          2,044           2,037
        Deferred income tax .................................           (851)           (639)
                                                                     -------         -------
          Net cash provided by operating activities .........           --              --
Cash:
     Beginning ..............................................           --              --
                                                                     -------         -------
     Ending .................................................        $  --           $  --
                                                                     =======         =======


                           BENEDEK LICENSE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                    (UNAUDITED)


(Note A) - Nature of Business and Basis of Presentation

NATURE OF BUSINESS:
     Benedek License Corporation ("BLC") is a wholly owned subsidiary of Benedek Broadcasting Corporation ("Benedek Broadcasting"). BLC was formed on April 18, 1996 to own and hold the Federal Communications Act ("FCC") licenses for the twenty-three television stations owned by Benedek Broadcasting which are located throughout the United States.

BASIS OF PRESENTATION:
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position as of June 30, 1998 and the results of operations for the three months and six months ended June 30, 1998 have been included. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Benedek Broadcasting for the year ended December 31, 1997.

(NOTE B) - STOCKHOLDER'S EQUITY

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

     As used herein, "Adjusted EBITDA" is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments for program broadcast rights. As used herein,"broadcast cash flow" is defined as Adjusted EBITDA plus corporate expenses. The Company has included Adjusted EBITDA and broadcast cash flow data because such data is used by certain investors to measure a company's ability to service debt. Adjusted EBITDA is used to pay principal and interest on long-term debt and to fund capital expenditures. Adjusted EBITDA and broadcast cash flow do not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

     For the three months ended June 30, 1998, the Company reported net revenues of $36.3 million compared to net revenues of $33.1 million for the three months ended June 30, 1997. Benedek Communications had a net loss of $3.0 million for the three months ended June 30, 1998 as compared to $4.4 million for the three months ended June 30, 1997. Benedek Broadcasting had a net loss of $0.9 million for the three months ended June 30, 1998 compared to a net loss of $2.2 million for the three months ended June 30, 1997. Adjusted EBITDA for the three months ended June 30, 1998 was $13.9 million compared to $12.4 million for the three months ended June 30, 1997.

     For the six months ended June 30, 1998, the Company reported net revenues of $67.0 million compared to net revenues of $61.2 million for the six months ended June 30, 1997. Benedek Communications had a net loss of $9.1 million for the six months ended June 30, 1998 compared to a net loss of $11.0 million for the six months ended June 30, 1997. Benedek Broadcasting had a net loss of $4.8 million for the six months ended June 30, 1998 compared to a net loss of $7.0 million for the six months ended June 30, 1997. Adjusted EBITDA for the six months ended June 30, 1998 was $22.5 million as compared to $20.5 million for the six months ended June 30, 1997.

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

     Time sales to local/regional advertisers and national advertisers constitute the largest concentration of the Company's operating revenues and represent approximately 87% of gross revenues for the six months ended June
30, 1998 as compared to 86% for the six months ended June 30, 1997. Approximately 56% of the gross revenues of the Company for the six months ended June 30, 1998 was generated from local and regional advertising, which is sold primarily by the Stations' sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by the Company. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

     The Company's primary operating expenses are employee compensation, programming and depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. The Company purchases first run and off-network syndicated programming on an ongoing basis. Under its contract with the network, a network-affiliated station receives approximately two-thirds of its daily programming from its network and in turn is compensated, in most cases, by its network for carrying such programming with the network's commercial content intact. Depreciation and amortization expense has decreased as assets purchased in the 1996 acquisitions have depreciated. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. The Company's operating expenses (excluding depreciation and amortization) represent approximately 66% of net revenues for the six months ended June 30, 1998 as compared to 67% for the six months ended June 30, 1997.

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

     The following table sets forth certain historical results of the operations and operating data for the periods indicated.

                                             Three Months Ended June 30,       Six Months Ended June 30,
                                            ----------------------------      ---------------------------
                                              1997              1998             1997             1998
                                              ----              ----             ----             ----
                                                               (Dollars in Thousands)
Operating income ....................        $  4,547         $  6,392         $  4,776         $  7,289
  Add:
    Amortization of program broadcast           1,483            1,622            3,042            3,320
      rights.........................
    Depreciation and amortization ...           7,796            7,645           15,543           15,433
    Corporate expenses ..............           1,126            1,214            1,822            2,591
  Less:
    Payment for program broadcast              (1,399)          (1,774)          (2,821)          (3,526)
      liabilities....................
                                             --------         --------         --------         --------
    Broadcast cash flow .............          13,553           15,099           22,362           25,107
      Corporate .....................           1,126            1,214            1,822            2,591
                                             --------         --------         --------         --------
   Adjusted EBITDA ..................        $ 12,427         $ 13,885         $ 20,540         $ 22,516
                                             ========         ========         ========         ========




THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

The following table provides historical information.


                                                     Historical
                                            Three Months Ended June 30,
                                    --------------------------------------------
                                        1997             1998        % Change
                                        ----             ----         --------
                                               (Dollars in Thousands)

Net revenues ..................        $33,115         $36,312            9.7%
                                       -------         -------           ----
Operating expenses:
  Selling, technical and
    program expenses ..........         14,940          15,992            7.0
  General and administrative ..          4,706           5,069            7.7
  Depreciation and amortization          7,797           7,645           (1.9)
  Corporate ...................          1,125           1,214            7.9
                                       -------         -------          -----
                                        28,568          29,920            4.7
                                       -------         -------          -----
         OPERATING INCOME .....        $ 4,547         $ 6,392           40.6%
                                       =======         =======          =====
Broadcast cash flow ...........        $13,553         $15,099           11.4%
Broadcast cash flow margin ....           40.9%           41.6%
Adjusted EBITDA ...............        $12,427         $13,885           11.7%
Adjusted EBITDA margin ........           37.5%           38.2%



     Net revenues for the three months ended June 30, 1998 increased $3.2 million or 9.7% to $36.3 million from $33.1 million for the three months ended June 30, 1997. Gross revenues excluding political advertising revenue increased $2.4 million or 6.4% from the three months ended June 30, 1997. Net revenues during the three months ended June 30, 1998 showed an improvement in advertising revenue for the Company due in part to political spending and a continued improvement in local advertising.

     Operating expenses for the three months ended June 30, 1998 increased $1.3 million or 4.7% to $29.9 million from $28.6 million for the three months ended June 30, 1997. As a percentage of net revenues, operating expenses decreased to 82.4% from 86.3% for the three months ended June 30, 1998. The increase in expenses was due to increased compensation expense and increased programming expenses as the Company revamped programming schedules at certain of its 1996 acquired stations.

     Operating income for the three months ended June 30, 1998 increased $1.9 million or 40.6% to $6.4 million from $4.5 million for the three months ended June 30, 1997.

     Financial (expenses), net for Benedek Broadcasting decreased $0.3 million or 3.8% to $7.1 million from $7.4 million for the three months ended June 30, 1998 due to the lower interest rates on its Term Loan Facilities. Benedek Communications' financial expenses (net) for the three months ended June 30, 1998 decreased $0.3 million or 3.3% to $10.7 million from $11.0 million for the three months ended June 30, 1997. Benedek Communications has higher financial expenses than Benedek Broadcasting as a result of the interest on its Senior Subordinated Discount Notes.

     Income tax expense for Benedek Broadcasting for the three months ended June 30, 1998 was $0.1 million compared to $(0.6) million for the three months ended June 30, 1997. For the three months ended June 30, 1998, Benedek Communications had a $1.3 million income tax benefit compared to $2.1 million for the three months ended June 30, 1997. Benedek Communications has a greater income tax benefit than Benedek Broadcasting due to the net tax affect on the difference in financial expenses.

     Net loss for Benedek Broadcasting for the three months ended June 30, 1998 was $0.9 million as compared to $2.2 million net loss for the three months ended June 30, 1997. Benedek Communications had a net loss of $3.0 million for the three months ended June 30, 1998 as compared to a net loss of $4.4 million for the three months ended June 30, 1997.

     Broadcast cash flow for the three months ended June 30, 1998 increased $1.5 million or 11.4% to $15.1 million from $13.6 million for the three months ended June 30, 1997. As a percentage of net revenues, broadcast cash flow margin increased to 41.6% for the three months ended June 30, 1998 from 40.9% for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         The following table provides historical information.


                                                       Historical
                                                Six Months Ended June 30,
                                    --------------------------------------------
                                        1997             1998        % Change
                                        ----             ----         --------
                                                 (Dollars in Thousands)

Net revenues ..................        $61,193         $67,007            9.5%
                                       -------         -------           ----
Operating expenses:
  Selling, technical and
    program expenses ..........         29,631          31,392            5.9
  General and administrative ..          9,421          10,302            9.4
  Depreciation and amortization         15,543          15,433           (0.7)
  Corporate ...................          1,822           2,591            4.2
                                       -------         -------          -----
                                        56,417          59,718            5.9
                                       -------         -------          -----
         OPERATING INCOME .....        $ 4,776         $ 7,289           52.6%
                                       =======         =======          =====

Broadcast cash flow ...........        $22,362         $25,107           12.3%
Broadcast cash flow margin ....           36.5%           37.5%
Adjusted EBITDA ...............        $20,540         $22,516            9.6%
Adjusted EBITDA margin ........           33.6%           33.6%



     Net revenues for the six months ended June 30, 1998 increased $5.8 million or 9.5% to $67.0 million from $61.2 million for the six months ended June 30, 1997. Gross revenues for the six months ended June 30, 1998 increased $6.7 million to $77.0 million from $70.3 million from the six months ended June 30, 1997. Gross revenues excluding political advertising revenue increased $5.1 million or 7.3% from the six months ended June 30, 1997. Net revenues for the six months ended June 30, 1998 were positively affected by political spending and the Winter Olympics shown on the Company's 12 CBS stations.


     Operating expenses for the six months ended June 30, 1998 increased $3.3 million or 5.9% to $59.7 million from $56.4 million for the six months ended June 30, 1997. As a percentage of net revenues, operating expenses decreased to 89.1% from 92.2% for the six months ended June 30, 1998. The increases in expenses was due to increased compensation expense as the Company expanded the news operations of the 1996 acquired stations, increased programming expense as the Company revamped programming schedules at certain of the 1996 acquired stations, an expansion of corporate management effective after the first quarter of 1997 and to a lessor extent an increase in medical insurance costs.

     Operating income for the six months ended June 30, 1998 increased $2.5 million or 52.6% to $7.3 million from $4.8 million for the six months ended June 30, 1997.

     Financial (expenses), net for Benedek Broadcasting for the six months ended June 30, 1998 decreased $0.5 million or 3.7% to $14.3 million from $14.8 million in the six months ended June 30, 1997 due to the lower interest rates on its Term Loan Facilities. For the six months ended June 30, 1998, Benedek

Communications' financial expenses (net) decreased $0.2 million or 0.8% to $21.5 million from $21.7 million for the six months ended June 30, 1997. Benedek Communications has higher financial expenses than Benedek Broadcasting as a result of the interest on its Senior Subordinated Discount Notes.

     Income tax benefit for Benedek Broadcasting for the six months ended June 30, 1998 was $2.2 million compared to $3.1 for the six months ended June 30, 1997. For the six months ended June 30, 1998, Benedek Communications had a $5.1 million income tax benefit compared to $5.9 for the six months ended June 30, 1997. Benedek Communications has a greater income tax benefit than Benedek Broadcasting due to the net income tax affect on the difference in financial expenses. The tax effect of the excess of book depreciation over tax depreciation and a current period net operating loss for tax purposes were the primary factors resulting in the income tax benefit for the three months ended June 30, 1998.

     Net loss for Benedek Broadcasting for the six months ended June 30, 1998 was $4.8 million as compared to a $7.0 million net loss for the six months ended June 30, 1997. Benedek Communications had a net loss of $9.1 million for the six months ended June 30, 1998 as compared to a net loss of $11.0 million for the six months ended June 30, 1997.

     Broadcast cash flow for the six months ended June 30, 1998 increased $2.7 million or 12.3% to $25.1 million from $22.4 million for the six months ended June 30, 1997. As a percentage of net revenues, broadcast cash flow margin increased to 37.5% for the six months ended June 30, 1998 from 36.5% for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows from Operating Activities is the primary source liquidity for the Company. Benedek Broadcasting had cash provided by operating activities of $6.0 million for the six months ended June 30, 1998 compared to $3.3 million for the six months ended June 30, 1997. Cash provided by operating activities for Benedek Communications was $6.3 million for the six months ended June 30, 1998 as compared to $3.3 million for the six months ended June 30, 1997. Cash flows from operating activities included cash payments of interest expense which totaled $13.7 million for the six months ended June 30, 1998 as compared to $14.0 million for the six months ended June 30, 1997.

     Cash Flows from Investing Activities were $(3.5) million for the six months ended June 30, 1998 as compared to $(1.5) million for the six months ended June 30, 1997. Cash flows provided by operating were used to fund cash used to purchase $3.6 million of property and equipment.

     Cash Flows from Financing Activities were $(0.2) million for Benedek Broadcasting for the six months ended June 30, 1998 compared to $(6.6) million for the six months ended June 30, 1997. For the six months ended June 30, 1998, Benedek Communications had cash used in financing activities of $0.6 million compared to $6.6 million for the six months ended June 30, 1997. Benedek Broadcasting had less cash used in financing due to a $0.3 million contribution of paid in capital from Benedek Communications generated from interest income. For the six months ended June 30, 1998, cash flows from financing activities included $100.0 million of proceeds from the issuances of the Company's 11 1/2% Exchangeable Redeemable Senior Preferred Stock issued during the quarter ended June 30, 1998. The proceeds were used to redeem Benedek Communications' Existing Preferred Stock totaling $92.8 million and to pay fees and expenses totaling $4.1 million associated with the offering.

     The Company implemented a financing plan in order to finance its 1996 acquisitions and to pay fees and expenses related thereto. The financing plan consisted of (i) the offer and sale by the Company of the Senior Subordinated Discount Notes (the "Discount Notes") to generate gross proceeds of $90.2 million, (ii) the sale by the Company of units consisting of Exchangeable Redeemable Senior Preferred Stock (the "Existing Preferred Stock") and warrants to generate gross proceeds of $60.0 million, (iii) Benedek Broadcasting borrowing $128.0 million pursuant to the Term Loan Facilities of the Credit Agreement and (iv) the Company issuing an aggregate of $45.0 million initial liquidation preference of Seller Junior Discount Preferred Stock (the "Junior Preferred Stock") to GECC and Mr. Paul Brissette. Benedek Broadcasting also has outstanding $135.0 million of Senior Secured Notes due 2005 (the "Senior Secured Notes") which were issued in 1995 to refinance outstanding indebtedness and finance the 1995 acquisition of the Dothan station.

     Benedek Communications redeemed the Existing Preferred Stock on June 8, 1998 for $92.8 million (including approximately $12.1 million representing premiums relating to the redemption) which was funded by the proceeds of the issuance of the Exchangeable Preferred Stock of $100.0 million before fees and expenses of the offering. The Exchangeable Preferred Stock was registered with the Securities and Exchange Commission pursuant to an S-4 registration statement declared effective on June 15, 1998.

     The Company believes that the financing plan provides for a long-term financing structure that allows management to concentrate its efforts on maximizing results of operations. The Company anticipates that Adjusted EBITDA of Benedek Broadcasting will be sufficient to finance the operating requirements of the Stations, debt service requirements in respect of the Senior Secured Notes and Term Loan Facilities and presently anticipated capital expenditures until such time that the debt matures or requires payment in full for at least the period until the Company is required to make cash payments in respect of the Discount Notes, the Exchangeable Preferred Stock and the Junior Preferred Stock. The Company anticipates that capital expenditures of approximately $9.0 million will be made in 1998. Such capital expenditures will be financed either from cash provided by operations, borrowings under the Revolving Credit Facility or purchase money financing. The Discount Notes do not bear interest until May 15, 2001, and the Company will not be obligated to pay cash interest on the Discount Notes until November 15, 2001. In addition, for all dividend payment dates with respect to the Exchangeable Preferred Stock and interest payment dates with respect to the Exchange Debentures through and including May 15, 2003, the Company may, at its option, pay dividends and/or interest, as applicable, by adding the amount thereof to the then effective liquidation preference of the Exchangeable Preferred Stock or pay interest on the Exchange Debentures by issuing additional Exchange Debentures.

     The Credit Agreement currently prohibits the Company from making cash payments with respect to dividends on the Exchangeable Preferred Stock and interest on the Exchange Debentures at any time. Accordingly, the Company currently intends not to pay cash dividends on the Exchangeable Preferred Stock or cash interest on the Exchange Debentures, as applicable, prior to May 15, 2003. In order for the Company to pay required cash dividends with respect to the Exchangeable Preferred Stock or cash interest on the Exchange Debentures, as the case may be, after May 15, 2003, the Company will need to amend the Credit Agreement or refinance the Term Loan Facilities and Revolving Credit Facility thereunder as well as need to substantially increase broadcast cash flow at the Stations. For all dividend payment dates with respect to the Seller Junior Discount Preferred Stock prior to October 1, 2001, the Company will pay such dividends by adding the amount thereof to the then effective liquidation preference of the Seller Junior Discount Preferred Stock. In order for the Company to meet its debt service obligations and pay required cash interest after May 15, 2001 with respect to the Senior Subordinated Discount Notes, and cash dividends from and after October 1, 2001 with respect to the Seller Junior Discount Preferred Stock, the Company will need to substantially increase broadcast cash flow at the Stations. The Company's debt service obligations, including scheduled principal amortization, in the 12 month period beginning May 15, 2001 would be approximately $62.8 million (assuming that there will not have been any mandatory or voluntary prepayments of any indebtedness prior to that time, assuming no incurrence of additional indebtedness and assuming a blended interest rate on the amounts then outstanding under the Credit Agreement comparable to the rate the Company is currently paying). The Company's cash dividend payments during such period with respect to the Seller Junior Discount Preferred Stock would be approximately $10.1 million.

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

     Benedek Communications is a holding company that derives all of its operating income and Adjusted EBITDA from its sole subsidiary, Benedek Broadcasting, the common stock of which, together with all other assets of the Company, have been pledged to secure the Company's senior guarantee of all indebtedness of Benedek Broadcasting outstanding under the Credit Agreement and in respect of the Senior Secured Notes. As a holding company, the Company's ability to pay its obligations, including its obligation to pay interest on and principal of the Discount Notes, whether at maturity, upon a change of control or otherwise, is dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to the Company or to make funds available to the Company for debt service or any other obligation. Although the Credit Agreement does not limit the ability of Benedek Broadcasting to pay dividends or make other payments to Benedek Communications, the Senior Secured Note Indenture does contain such limitations. However, as of June 30, 1998, Benedek Broadcasting could have distributed approximately $192.6 million to Benedek Communications under such limitations.

     The Credit Agreement was amended and restated as of December 17, 1997 to convert existing Term Loans to new term loans, to modify certain financial covenants and ratios, to increase the Revolving Credit Facility to $15.0 million and to replace certain parties of the agreement. As of December 17, 1997, the outstanding principal balance of the existing term loans which totaled $110.8 million were converted to (1) Term Loan Series A of $77.0 million and (2) Term Loan Series B of $33.8 million. The Term Loan Facilities generally provide for quarterly amortization until final maturity on December 31, 2004. The Company is required to make scheduled amortization payments on the Term Loan Facilities, on an aggregate basis for Series A and Series B Facilities, as follows: during 1998, $2.5 million; during 1999, $11.0 million; during 2000, $13.0 million; during 2001, $13.0 million; during 2002, $14.0 million; during 2003, $15.0 million; and during 2004, $42.3 million.

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

     At June 30, 1998, Benedek Broadcasting had available to it a maximum of $15.0 million under the Revolving Credit Facility of the Credit Agreement (the "Revolving Credit Facility") of which $8.0 million was unused. From time to time throughout 1998, Benedek Broadcasting's cash needs has required the use of the Revolving Credit Facility for general working capital purposes and to fund capital expenditures. During the six months ended June 30, 1998, the highest outstanding balance under the Revolving Credit Facility was $14.6 million. The Revolving Credit Facility has a term expiring in 2004 and is fully revolving until final maturity. The Revolving Credit Facility bears interest, at Benedek Broadcasting's option, at a base rate plus a spread or at a Eurodollar rate plus a spread.

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

RECENT DEVELOPMENTS

     In the third quarter of 1997, the Company entered into agreements with The Warner Bros. Television Network to develop a local cable affiliate called the "WeB" in each of the Company's 20 markets which rank above market 100 as measured by the A.C. Nielsen Company's surveys. The WeB is intended to be a 24 hour, seven day a week television channel which will broadcast The Warner Bros. Television Network prime time programming,
WB children's programming and syndicated programming of Warner Bros. and others. The Company is currently in negotiations with cable systems in its markets for the carriage of WeB programming. The WeB is scheduled to begin service in the fall of 1998. The Company will be responsible for all local sales efforts for the new channels in its markets. The Company does not anticipate a significant effect on operations during 1998 nor does it anticipate that significant capital expenditures will be required in connection with the development of its WeB affiliates.

     In connection with its 1996 acquisitions, the Company obtained a temporary waiver of the FCC's duopoly rules which would otherwise have precluded the Company from acquiring the television station in Madison, Wisconsin due to the Grade A broadcast signal overlap between that station and the Company's station in Rockford, Illinois. Under the FCC's current duopoly rules, the Company will be required to dispose of one of such stations. In addition, the FCC has advised it will not extend the Company's temporary waiver of such rules and as a result the Company has filed and the FCC has approved an application to transfer WMTV, Madison, Wisconsin to a trust. The Company may be required to dispose of one of the two stations to a third party within six months after the transfer to the trust. The Company is seeking to comply with the FCC requirements by exchanging one of the stations for another broadcast station.

INCOME TAXES

     Under the provisions of the Internal Revenue Code, Benedek Broadcasting has approximately $17.4 million of actual net operating loss carryforwards available to offset future tax liabilities whereas Benedek Communications has approximately $18.4 million available to it. These net operating loss carryforwards expire between 2007 through 2011.

SEASONALITY

     Net revenues and operating cash flow of the Company are generally the lowest during the first quarter of each year followed in rank by the third quarter. The fourth quarter of each year is generally the highest quarter for net revenue and Adjusted EBITDA due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period.

YEAR 2000

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue, and is developing an implementation plan to resolve the issue. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Based on the review of the computer systems, management does not believe the cost of remediation will be material to the Company's financial systems.

RECENTLY PROMULGATED  ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (the "FASB") has issued two new pronouncements that the Company will be required to adopt December 31, 1998. These pronouncements are not expected to have a significant impact on the Company's financial statements.

     FASB Statement No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that a company (a) classify terms of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company currently has no items of comprehensive income.

     FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company does not divide its business into operating segments.

PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS.

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company (including in its capacity as successor of Brissette) is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)(3) Exhibits.

         3.1      --      Certificate of Incorporation of Benedek Communications Corporation, as amended, incorporated by reference to Exhibit 3.1 to Benedek Communications Corporation's
                          Registration Statement on Form S-4, File No. 333-09529, filed on August 2, 1996
                          (the "S-4 Registration Statement").
         3.2      --      By-Laws of Benedek Communications Corporation, incorporated by reference to
                          Exhibit 3.2 to the S-4 Registration Statement.
         3.3      --      Certificate of Designation of the Powers, Preferences and Relative, Participating,
                          Optional and Other Special Rights of 11.1/2% Senior Exchangeable Preferred Stock
                          due 2008 and Qualifications, Limitations and Restrictions thereof of Benedek
                          Communications Corporation, incorporated by reference to Exhibit 3.3 of Benedek
                          Communications Corporation's Registration Statement on Form S-4, File No. 333-
                          09529, filed on June 9, 1998.
         3.4      --      Certificate of Designation, Preferences and Relative, Participating, Optional and
                          Other Special Rights of Series C Junior Discount Preferred Stock and
                          Qualifications, Limitations and Restrictions thereof of Benedek Communications
                          Corporation, incorporated by reference to Exhibit 3.4 to the S-4 Registration
                          Statement.
         3.5      --      Certificate of Incorporation of Benedek Broadcasting Corporation, as amended, incorporated by reference to Exhibit 3.1 to Benedek Broadcasting Corporation's
                          Registration Statement on Form S-1, File No. 33-91412, filed on April 20, 1995 (the
                          "S-1 Registration Statement").
         3.6      --      By-Laws of Benedek Broadcasting Corporation, as amended, incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement.
         3.7      --      Certificate of Incorporation of Benedek License Corporation, incorporated by reference to Exhibit 3.3 to Benedek Broadcasting Corporation's Quarterly Report on
                          From 10-Q for the quarter ended June 30, 1996 (the "Second Quarter 1996 10-Q").
         3.8      --      By-Laws of Benedek License Corporation, incorporated by reference to Exhibit 3.4 to the Second Quarter 1996 10-Q.
         4.1      --      Indenture dated as of May 15, 1996 between Benedek Communications Corporation and United States Trust Company of New York, relating to the 13 1/4% Senior
                          Subordinated Discount Notes due 2006 of Benedek Communications Corporation,
                          incorporated by reference to Exhibit 4.1 to the S-4 Registration Statement.


         4.2      --      Form of 13 1/4% Senior Subordinated Discount Note due 2006 of Benedek
                          Communications Corporation (included in Exhibit 4.1 hereof), incorporated by reference to Exhibit 4.2 to the S-4 Registration Statement.
         4.3      --      Indenture dated as of March 1, 1995 between Benedek Broadcasting Corporation and The Bank of New York, relating to the 11 7/8% Senior Secured Notes due 2005 of Benedek Broadcasting Corporation, incorporated by reference to Exhibit 4.3 to the S-4 Registration Statement.
         4.4      --      Form of 11 7/8% Senior Secured Note due 2005 of Benedek Broadcasting
                          Corporation (included in Exhibit 4.3 hereof), incorporated by reference to Exhibit
                          4.4 to the S-4 Registration Statement.
         4.5      --      First Supplemental Indenture dated as of June 6, 1996 among Benedek Broadcasting
                          Corporation, Benedek License Corporation and The Bank of New York,
                          incorporated by reference to Exhibit 4.3 to the Second Quarter 1996 10-Q.
         4.6      --      Certificate of Designation of the Powers, Preferences and Relative, Participating,
                          Optional and Other Special Rights of 11 1/2% Senior Exchangeable Preferred Stock
                          due 2008 and Qualifications, Limitations and Restrictions thereof of Benedek
                          Communications Corporation (filed as Exhibit 3.3 hereof), incorporated by reference to Exhibit 4.6 to Benedek Communication's Registration Statement on
                          Form S-4, File No. 333-09529, filed on June 9, 1998.
         4.7      --      Certificate of Designation, Preferences and Relative, Participating, Optional and
                          Other Special Rights of Series C Junior Discount Preferred Stock and
                          Qualifications, Limitations and Restrictions thereof of Benedek Communications
                          Corporation (filed as Exhibit 3.4 hereof), incorporated by reference to Exhibit 4.6 to the S-4 Registration Statement.
         4.8      --      Warrant Agreement dated as of June 5, 1996 between Benedek Communications
                          Corporation and IBJ Schroder Bank & Trust Company with respect to Class A
                          Common Stock of Benedek Communications Corporation, incorporated by reference to Exhibit 4.7 to the S-4 Registration Statement.
         *27.1    --      Financial Data Schedule pursuant to Article 5 of Regulation S-X with respect to
                          Benedek Communications Corporation.
         *27.2    --      Financial Data Schedule pursuant to Article 5 of Regulation S-X with respect to
                          Benedek Broadcasting Corporation.

------------
*        Filed herewith

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K on May 8, 1998, announcing redemption of all of its outstanding 15.0% Exchangeable Redeemable Senior Preferred Stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       BENEDEK COMMUNICATIONS CORPORATION
                       (REGISTRANT)

                       By:     /s/ RONALD L. LINDWALL
                           .....................................................
                                      Ronald L. Lindwall
                           Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

                                        DATE:        August 14, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       BENEDEK BROADCASTING CORPORATION
                       (REGISTRANT)

                       By: /s/ RONALD L. LINDWALL
                           .................................................
                                    Ronald L. Lindwall

                           Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

                                    DATE:        August 14, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      BENEDEK LICENSE CORPORATION
                      (SUBSIDIARY GUARANTOR REGISTRANT)

                      By:  /s/ RONALD L. LINDWALL
                           .................................................
                                    Ronald L. Lindwall
                           Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

                                    DATE:        August 14, 1998