Form 10-Q
period 1998-09-30
BENEDEK BROADCASTING CORP; BENEDEK COMMUNICATIONS CORP; BENEDEK LICENSE CORP
filed 1998-11-17
CIK 923027, 1017522, 1019271

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                            COMMISSION FILE NUMBERS:
                        BENEDEK BROADCASTING CORPORATION      33-78792
                       BENEDEK COMMUNICATIONS CORPORATION     333-09529
                           ---------------------------
                        BENEDEK BROADCASTING CORPORATION
                                       AND
                       BENEDEK COMMUNICATIONS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                           ---------------------------

       DELAWARE       BENEDEK BROADCASTING CORPORATION         13-2982954
       DELAWARE       BENEDEK COMMUNICATIONS CORPORATION       36-4076007
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                           ---------------------------
                         SUBSIDIARY GUARANTOR REGISTRANT

BENEDEK LICENSE CORPORATION             DELAWARE                                        36-4081877
(EXACT NAME OF SUBSIDIARY GUARANTOR     (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NO.)
AS SPECIFIED IN ITS CHARTER)            INCORPORATION OR ORGANIZATION)

                           ---------------------------

                  100 PARK AVENUE                              61101
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
                                      NONE
                           ---------------------------

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

     Indicate the number of shares outstanding of each of Benedek Broadcasting Corporation's classes of common stock as of the latest practicable date: At November 13, 1998, there were outstanding 148.85 shares of common stock, without par value.

     Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At November 13, 1998, there were outstanding 7,400,000 shares of common stock, $0.01 par value.

--------------------------------------------------------------------------------

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS

    ITEM
   NUMBER                                                                                                         PAGE
   ------                                                                                                         ----
                                    PART I - FINANCIAL STATEMENTS
   Item 1.     FINANCIAL STATEMENTS
               Introductory Comments..........................................................................         1
               Benedek Communications Corporation and Subsidiaries and Benedek Broadcasting Corporation
               and Subsidiaries
                 Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998...................         2
                 Consolidated Statements of Operations for the Three Months Ended
                    September 30, 1997 and 1998...............................................................         3
                 Consolidated Statements of Operations for the Nine Months Ended
                    September 30, 1997 and 1998...............................................................         4
                 Consolidated Statement of Stockholders' Equity (Deficit) for the Nine Months Ended
                    September 30, 1998........................................................................         5
                 Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
                    1997 and 1998.............................................................................         6
                 Notes to Consolidated Financial Statements...................................................         8

                 Benedek License Corporation
                 Balance Sheets as of December 31, 1997 and September 30, 1998................................        11
                 Statements of Operations for the Three Months and Nine Months Ended
                    September 30, 1997 and 1998...............................................................        12
                 Statement of Stockholder's Equity for the Nine Months Ended September 30, 1998...............        13
                 Statements of Cash Flows for the Nine Months ended September 30, 1997 and 1998...............        14
                 Notes to Financial Statements................................................................        15

    Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................................................        16

                                                 PART II - OTHER INFORMATION

    Item 1.      Legal Proceedings............................................................................        26

    Item 6.      Exhibits and Reports on Form 8-K.............................................................        26

  SIGNATURES..................................................................................................        28

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IMPORTANT EXPLANATORY NOTE:

     The integrated Form 10-Q is filed, without audit, pursuant to the Securities Exchange Act of 1934, as amended, for each of Benedek Communications Corporation ("Benedek Communications") and its wholly owned subsidiary, Benedek Broadcasting Corporation ("Benedek Broadcasting"). Unless the context requires otherwise, references to the "Company" refer to both Benedek Communications and its wholly-owned operating subsidiary, Benedek Broadcasting, and financial information with respect to the Company refers to the consolidated financial information of Benedek Communications which includes Benedek Broadcasting and its wholly-owned subsidiaries, Benedek License Corporation and Benedek Cable, Inc. Benedek Communications is a holding company with minimal separate operations from its operating subsidiary, Benedek Broadcasting. Separate financial information has been provided for each entity and, where appropriate, separate disclosures. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Financial Statements be read in conjunction with the financial information set forth in the integrated Annual Reports on Form 10-K of Benedek Communications and Benedek Broadcasting for the fiscal year ended December 31, 1997.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31, 1997                  September 30, 1998
                                                             ---------------  ---------------  ----------------  ------------------
                                                                  Benedek         Benedek           Benedek            Benedek
                                                               Broadcasting    Communications     Broadcasting      Communications
                                                               Corporation      Corporation       Corporation        Corporation
                                                            ---------------  ----------------  ----------------   -----------------
                                                                                                           (Unaudited)
                      ASSETS                                            (In thousands, except share and per share data)
Current Assets
   Cash and cash equivalents ...............................   $   2,647         $   2,648         $   2,937         $   2,938
   Receivables

      Trade, net ...........................................      25,004            25,004            21,522            21,522
      Other ................................................       1,729             1,729               966               966
   Current portion of program broadcast rights .............       4,869             4,869             6,294             6,294
   Prepaid expenses ........................................       1,659             1,659             1,815             1,815
   Deferred income taxes ...................................       1,004             1,004             1,106             1,106
                                                               ---------         ---------         ---------         ---------
                  TOTAL CURRENT ASSETS .....................      36,912            36,913            34,640            34,641
                                                               ---------         ---------         ---------         ---------

Property and equipment .....................................      73,811            73,811            66,384            66,384
                                                               ---------         ---------         ---------         ---------
Intangible assets ..........................................     345,588           345,588           338,040           338,040
                                                               ---------         ---------         ---------         ---------
Other Assets
   Program broadcast rights, less current portion ..........       1,796             1,796             1,429             1,429
   Deferred loan costs .....................................       7,245            10,216             6,275             8,788
   Land held for sale ......................................         109               109               109               109
   Other ...................................................          62                62                93                93
                                                               ---------         ---------         ---------         ---------
                                                                   9,212            12,183             7,906            10,419
                                                               ---------         ---------         ---------         ---------
                                                               $ 465,523         $ 468,495         $ 446,970         $ 449,484
                                                               =========         =========         =========         =========
            LIABILITIES AND STOCKHOLDERS'
                 EQUITY (DEFICIT)

Current Liabilities
   Current maturities of notes payable .....................   $  13,480         $  13,480         $  14,647         $  14,647
   Current program broadcast rights payable ................       6,762             6,762             8,199             8,199
   Accounts payable and accrued expenses ...................      13,476            13,477             8,510             8,510
   Deferred revenue ........................................         683               683               677               677
                                                               ---------         ---------         ---------         ---------
                  TOTAL CURRENT LIABILITIES ................      34,401            34,402            32,033            32,033
                                                               ---------         ---------         ---------         ---------
Long-Term Obligations
   Notes and leases payable ................................     247,114           357,437           240,330           361,755
   Program broadcast rights payable ........................       1,353             1,353             1,079             1,079
   Deferred revenue ........................................       3,760             3,760             3,249             3,249
   Deferred income taxes ...................................      50,345            41,895            46,752            34,003
                                                               ---------         ---------         ---------         ---------
                                                                 302,572           404,445           291,410           400,086
                                                               ---------         ---------         ---------         ---------
   Exchangeable redeemable senior preferred stock ..........        --              73,660              --             103,621
                                                               ---------         ---------         ---------         ---------
   Seller junior discount preferred stock ..................        --              50,896              --              53,980
                                                               ---------         ---------         ---------         ---------

   Stockholders' Equity (Deficit)
   Common stock, no par, authorized 200 shares,
      issued 179.09 shares .................................       1,047              --               1,047              --
   Common stock, Class A $0.01 par value
      25,000,000 authorized none issued or
      outstanding ..........................................        --                --                --                --
   Common stock, Class B $0.01 par value
      25,000,000 authorized, 7,030,000 and 7,400,000
      issued and outstanding for 1997
      and 1998 .............................................        --                  70              --                  74
   Additional paid-in capital ..............................     149,592           (40,192)          152,884           (57,937)
   Accumulated (deficit) ...................................     (20,608)          (54,786)          (28,923)          (81,802)
   Stockholder's note receivable (Note C) ..................        --                --                --                (571)
                                                               ---------         ---------         ---------         ---------
                                                                 130,031           (94,908)          125,008          (140,236)
   Less 30.24 shares of common stock held in
     treasury ..............................................      (1,481)             --              (1,481)             --
                                                               ---------         ---------         ---------         ---------
                                                                 128,550           (94,908)          123,527          (140,236)
                                                               ---------         ---------         ---------         ---------
                                                               $ 465,523         $ 468,495         $ 446,970         $ 449,484
                                                               =========         =========         =========         =========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended September 30,
                                                      ---------------------------------------------------------------------
                                                                     1997                             1998
                                                      ---------------- ---------------- ---------------- ------------------
                                                            Benedek         Benedek          Benedek           Benedek
                                                         Broadcasting   Communications    Broadcasting     Communications
                                                          Corporation     Corporation      Corporation       Corporation
                                                      ---------------- ---------------- --------------- -------------------
                                                                                 (Unaudited)
                                                                (In thousands, except share and per share data)
Net revenues ......................................     $    30,986      $    30,986      $    31,889      $    31,889
                                                        -----------      -----------      -----------      -----------
Operating expenses:
   Selling, technical and program expenses ........          14,454           14,454           16,052           16,052
   General and administrative .....................           4,658            4,658            5,013            5,013
   Depreciation and amortization ..................           7,416            7,416            7,642            7,642
   Corporate ......................................             950              950            1,080            1,080
                                                        -----------      -----------      -----------      -----------
                                                             27,478           27,478           29,787           29,787
                                                        -----------      -----------      -----------      -----------
      OPERATING INCOME ............................           3,508            3,508            2,102            2,102
                                                        -----------      -----------      -----------      -----------
Financial income (expense):
   Interest expense:
      Cash interest ...............................          (7,439)          (7,439)          (6,751)          (6,751)
      Other interest ..............................            (375)          (3,948)            (291)          (4,306)
                                                        -----------      -----------      -----------      -----------
                                                             (7,814)         (11,387)          (7,042)         (11,057)
   Interest income ................................              29               29               34               34
                                                        -----------      -----------      -----------      -----------
                                                             (7,785)         (11,358)          (7,008)         (11,023)
   Loss on investment .............................            (608)            (608)            --               --
                                                        -----------      -----------      -----------      -----------
      (LOSS) BEFORE INCOME TAX BENEFIT ............          (4,885)          (8,458)          (4,906)          (8,921)

Income tax benefit ................................           1,592            3,021            1,388            2,799
                                                        -----------      -----------      -----------      -----------
         NET (LOSS) ...............................     $    (3,293)          (5,437)     $    (3,518)          (6,122)
                                                        ===========                       ===========
Preferred stock dividends and accretion ...........                           (4,638)                           (3,936)
                                                                         -----------                       -----------
Net (loss) applicable to common stock .............                      $   (10,075)                      $   (10,058)
                                                                         ===========                       ===========
Basic and diluted (loss) per common share:
   (Loss) per common share ........................                      $     (1.43)                      $     (1.36)
                                                                         ===========                       ===========
Weighted-average common shares outstanding ........                        7,030,000                         7,400,000
                                                                         ===========                       ===========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Nine Months Ended September 30,
                                                      ---------------------------------------------------------------------
                                                                     1997                             1998
                                                      ---------------- ---------------- ---------------- ------------------
                                                            Benedek         Benedek          Benedek           Benedek
                                                         Broadcasting   Communications    Broadcasting     Communications
                                                          Corporation     Corporation      Corporation       Corporation
                                                      ---------------- ---------------- --------------- -------------------
                                                                                 (Unaudited)
                                                                (In thousands, except share and per share data)
Net revenues ......................................     $    92,180      $    92,180      $    98,896      $    98,896
                                                        -----------      -----------      -----------      -----------
Operating expenses:
   Selling, technical and program expenses ........          44,084           44,084           47,444           47,444
   General and administrative .....................          14,080           14,080           15,315           15,315
   Depreciation and amortization ..................          22,960           22,960           23,075           23,075
   Corporate ......................................           2,771            2,771            3,671            3,671
                                                        -----------      -----------      -----------      -----------
                                                             83,895           83,895           89,505           89,505
                                                        -----------      -----------      -----------      -----------
      OPERATING INCOME ............................           8,285            8,285            9,391            9,391
                                                        -----------      -----------      -----------      -----------
Financial income (expense):
   Interest expense:
      Cash interest ...............................         (21,613)         (21,613)         (20,428)         (20,428)
      Other interest ..............................          (1,112)         (11,522)          (1,001)         (12,562)
                                                        -----------      -----------      -----------      -----------
                                                            (22,725)         (33,135)         (21,429)         (32,990)
   Interest income ................................              99               99              133              457
                                                        -----------      -----------      -----------      -----------
                                                            (22,626)         (33,036)         (21,296)         (32,533)
 Loss on Investment ...............................            (609)            (609)            --               --
                                                        -----------      -----------      -----------      -----------
      (LOSS) BEFORE INCOME TAX BENEFIT ............         (14,950)         (25,360)         (11,905)         (23,142)

Income tax benefit ................................           4,691            8,881            3,590            7,890
                                                        -----------      -----------      -----------      -----------
         NET (LOSS) ...............................     $   (10,259)         (16,479)     $    (8,315)         (15,252)
                                                        ===========                       ===========
Preferred stock dividends and accretion ...........                          (13,519)                          (25,813)
                                                                         -----------                       -----------
Net (loss) applicable to common stock .............                      $   (29,998)                      $   (41,065)
                                                                         ===========                       ===========
Basic and diluted (loss) per common share:
   (Loss) per common share ........................                      $     (4.29)                      $     (5.55)
                                                                         ===========                       ===========
Weighted-average common shares outstanding ........                        7,030,000                         7,400,000
                                                                         ===========                       ===========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                        BENEDEK BROADCASTING CORPORATION

                                                                     Additional
                                                         Common       Paid-In     Accumulated     Treasury
                                                         Stock        Capital       Deficit         Stock          Total
                                                       ---------     ----------   -----------     ---------      ---------
                                                                                  (Unaudited)
                                                                                (In thousands)
Balance at December 31, 1997 .....................     $   1,047     $ 149,592     $ (20,608)     $  (1,481)     $ 128,550
Contribution of additional paid-in capital
      by parent ..................................          --           3,292          --             --            3,292
   Net (loss) ....................................          --            --          (8,315)          --           (8,315)
                                                       ---------     ---------     ---------      ---------      ---------
   Balance at September 30, 1998 .................     $   1,047     $ 152,884     $ (28,923)     $  (1,481)     $ 123,527
                                                       =========     =========     =========      =========      =========


                       BENEDEK COMMUNICATIONS CORPORATION

                                                                     Additional                  Stockholder's
                                                         Common       Paid-In     Accumulated        Note
                                                         Stock        Capital       Deficit       Receivable       Total
                                                       ---------     ----------   -----------     ----------     ---------
                                                                                  (Unaudited)
                                                                                (In thousands)
Balance at December 31, 1997 .....................     $      70     $ (40,192)    $ (54,786)     $    --        $ (94,908)
   Accretion to exchangeable redeemable
      senior preferred stock .....................          --         (14,049)         --             --          (14,049)
   Dividends on preferred stock ..................          --            --         (11,764)          --          (11,764)
   Financial costs related to the sale of
      preferred stock ............................          --          (4,263)         --             --           (4,263)
   Stock options exercised in exchange
      for note (Note C) ..........................             4           567          --             (571)          --
   Net (loss) ....................................          --            --         (15,252)          --          (15,252)
                                                       ---------     ---------     ---------      ---------      ---------
   Balance at September 30, 1998 .................     $      74     $ (57,937)    $ (81,802)     $    (571)     $(140,236)
                                                       =========     =========     =========      =========      =========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended September 30,
                                                         --------------------------------------------------------------
                                                                      1997                           1998
                                                         ------------------------------  ------------------------------
                                                             Benedek         Benedek        Benedek         Benedek
                                                          Broadcasting   Communications  Broadcasting   Communications
                                                           Corporation     Corporation    Corporation     Corporation
                                                         -------------   --------------  ------------   ---------------
                                                                          (Unaudited) (In thousands)
Cash flows from operating activities
  Net (loss) .........................................     $ (10,259)     $ (16,479)     $  (8,315)     $ (15,252)
   Adjustments to reconcile net  (loss)
    to net cash provided by operating activities:
      Amortization of program broadcast rights .......         4,601          4,601          4,922          4,992
      Depreciation and amortization ..................        15,574         15,574         15,711         15,711
      Amortization and write-off of intangibles
        and deferred loan costs ......................         8,502          9,145          8,301          8,758
      Amortization of note discount ..................          --            9,767           --           11,103
            Loss on sale of property & equipment .....            24             24            104            104
      Deferred income taxes ..........................        (5,070)        (9,260)        (3,696)        (7,994)
            Other ....................................           608            608           (564)          (564)
  Changes in operating assets and liabilities:
      Receivables ....................................         1,389          1,389          4,245          4,245
      Due to sellers .................................            97             97           --             --
      Prepaid expenses and other .....................          (549)          (549)          (156)          (156)
      Payments on program broadcast rights
        payable ......................................        (4,157)        (4,157)        (4,888)        (4,888)
      Accounts payable and accrued expenses ..........        (6,276)        (6,276)        (4,926)        (4,926)
      Deferred revenue ...............................          (540)          (540)          (516)          (516)
                                                           ---------      ---------      ---------      ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ....         3,944          3,944         10,292         10,617
                                                           ---------      ---------      ---------      ---------
Cash flows from investing activities
  Purchase of property and equipment .................        (3,472)        (3,472)        (5,094)        (5,094)
  Proceeds from sale of equipment ....................            16             16            148            148
  Purchase of other assets ...........................          --             --              (31)           (31)
  Payment for acquisition of stations, net of cash ...          (210)          (210)          --             --
                                                           ---------      ---------      ---------      ---------
      NET CASH (USED IN) INVESTING ACTIVITIES ........        (3,666)        (3,666)        (4,977)        (4,977)
                                                           ---------      ---------      ---------      ---------
Cash flows from financing activities
  Principal payments on notes payable ................       (11,893)       (11,893)        (2,285)        (2,285)
  Proceeds (payments) from long-term borrowing .......         7,000          7,000         (6,000)        (6,000)
  Contribution of paid-in capital by parent ..........          --             --            3,292           --
  Proceeds from senior preferred stock ...............          --             --             --         (100,000)
  Payoff of senior preferred stock ...................          --             --             --          (92,678)
  Payment of debt and preferred stock
    acquisition costs ................................          (843)          (843)           (32)        (4,297)
                                                           ---------      ---------      ---------      ---------
      NET CASH (USED IN) FINANCING
        ACTIVITIES ...................................        (5,736)        (5,736)        (5,025)        (5,350)
                                                           ---------      ---------      ---------      ---------
      INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS ..................................        (5,458)        (5,458)           290            290
Cash and cash equivalents:
        Beginning ....................................         8,090          8,091          2,647          2,648
                                                           ---------      ---------      ---------      ---------
        Ending .......................................     $   2,632      $   2,633      $   2,937      $   2,938
                                                           =========      =========      =========      =========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                 Nine Months Ended September 30,
                                                  --------------------------------------------------------------
                                                               1997                           1998
                                                  ------------------------------  ------------------------------
                                                      Benedek         Benedek        Benedek         Benedek
                                                   Broadcasting   Communications  Broadcasting   Communications
                                                    Corporation     Corporation    Corporation     Corporation
                                                  -------------   --------------  ------------   ---------------
                                                                            (Unaudited)
                                                                           (In thousands)
Supplemental disclosure of cash flow information:
  Cash payments for interest ....................     $25,291        $25,291        $24,489          $24,489
  Cash payments for income taxes ................         432            432            307              307
                                                      =======        =======        =======          =======
Supplemental schedule of noncash investing
  and financing activities:
      Acquisition of program broadcast rights ...     $ 6,169        $ 6,169        $ 6,050          $ 6,050
      Notes payable incurred for purchase of
        equipment ...............................       2,468          2,468          2,667            2,667
      Equipment acquired by barter transactions .         203            203            775              775
      Dividends accrued on redeemable preferred
        stock ...................................        --            4,143           --             11,764
      Accretion to exchange redeemable senior
        preferred stock .........................        --             --             --             14,049
      Stock options exercised in exchange for
        note receivable .........................        --             --             --                571
                                                      =======        =======        =======          =======


               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) - NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF BUSINESS:

     Benedek Communications is a holding company with minimal operations other than from its wholly-owned subsidiary, Benedek Broadcasting. Benedek Broadcasting owns and operates twenty-three television stations (the "Stations") located throughout the United States. The operating revenues of the Stations are derived primarily from the sale of advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. The Stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis.

BASIS OF PRESENTATION:
     The consolidated financial statements of the Company include the accounts of Benedek Communications and its wholly-owned subsidiary, Benedek Broadcasting and its wholly-owned subsidiaries, Benedek License Corporation ("BLC") and Benedek Cable, Inc. ("BCI"). The consolidated financial statements of Benedek Broadcasting include the accounts of Benedek Broadcasting and BLC. Separate financial statements have been provided for each reporting entity and, where there are differences, separate disclosures. All significant intercompany items and transactions have been eliminated in each of the sets of consolidated financial statements.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position as of September 30, 1998 and the results of operations for the three months and the nine months ended September 30, 1998 have been included. Operating results for the three month and the nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the integrated Annual Report on Form 10-K of Benedek Communications and Benedek Broadcasting for the year ended December 31, 1997.

(NOTE B) - REDEEMABLE EQUITY SECURITIES
     On May 8, 1998, Benedek Communications issued 100,000 shares of 11 1/2% Senior Exchangeable Preferred Stock due 2008, $0.01 per value per share of (the "Exchangeable Preferred Stock") with an initial liquidation preference equal to the proceeds of $100,000,000. Subject to certain conditions, the Exchangeable Preferred Stock are exchangeable for exchange debentures at the option of Benedek Communications on any dividend date. The Exchangeable Preferred Stock ranks senior to all classes of common stock.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Benedek Communications has the option to pay dividends quarterly at 11 1/2% of the then effective liquidation preference on any payment date occurring on or before May 15, 2003 either in cash or by adding such dividends to the then effective liquidation preference. Benedek Communications also has the option to redeem these shares, in whole or in part, at predetermined redemption prices after May 15, 2003.

     On June 8, 1998, Benedek Communications redeemed its 15% Exchangeable Redeemable Preferred Stock due 2007 (the "Existing Preferred Stock") at a redemption price of 115.0% of the effective liquidation preference together with accumulated and unpaid dividends for a total of approximately $92,800,000. The redemption was funded by the proceeds of the issuance of the Exchangeable Preferred Stock, net of fees and expenses of the issuance which totaled approximately $4,100,000.

(NOTE C) - STOCK OPTION AGREEMENTS

     In 1988 and 1995, Benedek Communications granted options whereby a key employee could exercise these options to purchase 239,216 shares and 130,784 shares of common stock, Class B, at exercise prices of $1.58 per share and $4.12 per share, respectively, which was the fair market values on the respective grant dates. On January 1, 1998, Benedek Communications changed the exercise price for the options to $1.50 per share based upon a method of valuation chosen by Benedek Communications. As permitted under generally accepted accounting principles, the Company accounts for the options under the provisions of APB Option No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for the grant of the options. Additionally, on January 1, 1998, the key employee exercised options to purchase 370,000 shares of common stock, Class B, of Benedek Communications for an aggregate exercise price of $555,000. The key employee borrowed the funds necessary to pay the exercise price from Benedek Communications, which loan is evidenced by a promissory note which bears interest at the rate of 5.93% per annum and is payable, in the event of the sale of the shares to the extent of the net proceeds thereof, but in no event later than December 31, 2007.

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

                           BENEDEK LICENSE CORPORATION

                                 BALANCE SHEETS

                                                                            December 31,  September 30,
                                  ASSETS                                        1997          1998
                                                                                ----          ----
                                                                                            (Unaudited)
                                                                          (In thousands except share and
                                                                                 per share data)
Federal Communication Commission (FCC)
   Licenses, at cost, less accumulated amortization of $5,514 and $7,910
   for 1997 and 1998, respectively .....................................     $ 120,526      $ 118,129
Goodwill, less accumulated amortization of $1,322 and $1,983 for 1997
   and 1998, respectively ..............................................        33,915         33,254
                                                                             ---------      ---------
                                                                             $ 154,441      $ 151,383
                                                                             =========      =========
                   LIABILITIES AND STOCKHOLDER'S EQUITY

Deferred tax liability .................................................     $  33,017      $  32,058
                                                                             ---------      ---------
Stockholder's Equity:
   Common stock, $0.01 par authorized 3,000 shares,
      issued and outstanding 99 shares .................................          --             --
   Additional paid-in capital ..........................................       126,040        126,040
   Accumulated deficit .................................................        (4,616)        (6,715)
                                                                             ---------      ---------
                                                                               121,424        119,325
                                                                             ---------      ---------
                                                                             $ 154,441      $ 151,383
                                                                             =========      =========

                           BENEDEK LICENSE CORPORATION

                            STATEMENTS OF OPERATIONS

                                          Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                          ------------------       ------------------
                                          1997         1998        1997         1998
                                          ----         ----        ----         ----
                                                         (Unaudited)
                                                        (In thousands)
Operating expense, amortization ...     $ 1,018      $ 1,020      $ 3,062      $ 3,057
                                        -------      -------      -------      -------
   (Loss) before income tax benefit      (1,018)      (1,020)      (3,062)      (3,057)
Income tax benefit ................         319          319        1,170          958
                                        -------      -------      -------      -------
     NET (LOSS) ...................     $  (699)     $  (701)     $(1,892)     $(2,099)
                                        =======      =======      =======      =======

                           BENEDEK LICENSE CORPORATION

                       STATEMENTS OF STOCKHOLDER'S EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                     Additional
                                         Common      Paid-In        Accumulated
                                         Stock       Capital          Deficit            Total
                                       ---------     ---------      -------------       ---------
                                                             (Unaudited)
                                                            (In thousands)
Balance at December 31, 1997 .....     $   --        $ 126,040        $  (4,616)        $ 121,424
     Net (loss) ..................         --             --             (2,099)           (2,099)
                                       ---------     ---------        ---------         ---------
Balance at September 30, 1998.....     $   --        $ 126,040        $  (6,715)        $ 119,325
                                       =========     =========        =========         =========

                           BENEDEK LICENSE CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended September 30,
                                                                  --------------------------------
                                                                     1997                 1998
                                                                     ----                 ----
                                                                             (Unaudited)
                                                                            (In thousands)
Cash flows from operating activities:
     Net (loss) .............................................       $(1,892)            $(2,099)
     Adjustments to reconcile net (loss) to net cash provided
       by operating activities:
        Amortization ........................................         3,062               3,057
        Deferred income tax .................................        (1,170)                958
                                                                    -------             -------
          Net cash provided by operating activities .........          --                  --
Cash:
     Beginning ..............................................          --                  --
                                                                    -------             -------
     Ending .................................................       $  --               $  --
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

BASIS OF PRESENTATION:
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position as of September 30, 1998 and the results of operations for the three months and nine months ended September 30, 1998 have been included. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Benedek Broadcasting for the year ended December 31, 1997.

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

     Unless the context otherwise requires, references to the "Company" refer to both Benedek Communications and its wholly-owned operating subsidiary, Benedek Broadcasting, and financial information with respect to the Company refers to the consolidated financial information of Benedek Communications, which includes Benedek Broadcasting and its wholly-owned subsidiaries, Benedek License Corporation and Benedek Cable, Inc.

     For the three months ended September 30, 1998, the Company reported net revenues of $31.9 million compared to net revenues of $31.0 million for the three months ended September 30, 1997. The Company had a net loss of $6.1 million for the three months ended September 30, 1998 as compared to $5.4 million for the three months ended September 30, 1997. Benedek Broadcasting had a net loss of $3.5 million for the three months ended September 30, 1998 compared to a net loss of $3.3 million for the three months ended September 30, 1997. Adjusted EBITDA for the three months ended September 30, 1998 was $10.0 million compared to $11.1 million for the three months ended September 30, 1997.

     For the nine months ended September 30, 1998, the Company reported net revenues of $98.9 million compared to net revenues of $92.2 million for the nine months ended September 30, 1997. The Company had a net loss of $15.3 million for the nine months ended September 30, 1998 compared to a net loss of $16.5 million for the nine months ended September 30, 1997. Benedek Broadcasting had a net loss of $8.3 million for the nine months ended September 30, 1998 compared to a net loss of $10.3 million for the nine months ended September 30, 1997. Adjusted EBITDA for the nine months ended September 30, 1998 was $32.6 million as compared to $31.7 million for the nine months ended September 30, 1997.

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

     Time sales to local/regional advertisers and national advertisers constitute the largest concentration of the Company's operating revenues and represent approximately 89% of gross revenues for the nine months ended September 30, 1998 as compared to 85% for the nine months ended September 30, 1997. Approximately 56% of the gross revenues of the Company for the nine months ended September 30, 1998 was generated from local and regional advertising, which is sold primarily by the Stations' sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by the Company. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

     The Company's primary operating expenses are employee compensation, programming and depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. The Company purchases first run and off-network syndicated programming on an ongoing basis. Under its contract with the network, a network-affiliated station receives approximately two-thirds of its daily programming from its network and in turn is compensated, in most cases, by its network for carrying such programming with the network's commercial content intact. Depreciation and amortization expense has decreased as assets purchased in the 1996 acquisitions have depreciated. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. The Company's operating expenses (excluding depreciation and amortization) represent approximately 67% of net revenues for the nine months ended September 30, 1998 as compared to 66% for the nine months ended September 30, 1997.

     The following table sets forth certain historical results of the operations and operating data for the periods indicated.


                                                 Three Months Ended September 30,          Nine Months Ended  September 30,
                                                ----------------------------------        ---------------------------------
                                                   1997                 1998                 1997                 1998
                                                   ----                 ----                 ----                 ----
                                                                         (Dollars in Thousands)
Operating income ....................            $  3,508             $  2,102             $  8,285             $  9,391
  Add:
    Amortization of program broadcast
    rights ..........................               1,559                1,672                4,601                4,992
    Depreciation and amortization ...               7,416                7,642               22,959               23,075
    Corporate expenses ..............                 950                1,080                2,771                3,671
  Less:
    Payment for program broadcast
liabilities .........................              (1,336)              (1,361)              (4,157)              (4,888)
                                                 --------             --------             --------             --------
    Broadcast cash flow .............              12,097             $ 11,135               34,459               36,241
      Corporate .....................                 950                1,080                2,771                3,671
                                                 --------             --------             --------             --------
   Adjusted EBITDA ..................            $ 11,147             $ 10,055             $ 31,688             $ 32,570
                                                 ========             ========             ========             ========


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

The following table provides historical information.

                                           Three Months Ended September 30,
                                        --------------------------------------
                                          1997           1998         % Change
                                          ----           ----         --------
                                                (Dollars in Thousands)
Net revenues .......................     $30,986        $31,889           2.9%
                                         -------        -------          ----
Operating expenses:
  Selling, technical and
    program expenses ...............      14,454         16,052          11.1
  General and administrative .......       4,658          5,013           7.6
  Depreciation and amortization ....       7,416          7,642           3.0
  Corporate ........................         950          1,080          13.7
                                         -------        -------          ----
                                          27,478         29,787           8.4
                                         -------        -------          ----
         OPERATING INCOME ..........     $ 3,508        $ 2,102         (40.1)%
                                         =======        =======          ====
Broadcast cash flow................      $12,097        $11,135          (8.0)%
Broadcast cash flow margin.........         39.0%          34.9%
Adjusted EBITDA....................      $11,147        $10,055          (9.8)%
Adjusted EBITDA margin.............         36.0%          31.5%


         Net revenues for the three months ended September 30, 1998 increased $0.9 million or 2.9% to $31.9 million from $31.0 million for the three months ended September 30, 1997. Gross revenues excluding political advertising revenue decreased $1.2 million or 3.3 % from the three months ended September 30, 1997. Net revenues during the three months ended September 30, 1998 showed an improvement in advertising revenue for the Company due primarily to an increase in political advertising revenue.

         Net revenues during the three month period ended September 30, 1998 were adversely affected by a General Motors Corporation strike and a general weakness in local and national revenue. Gross revenues excluding political advertising revenue decreased $1.2 million or 3.3% from the three months ended

September 30, 1997. Political advertising revenue for the three months ended September 30, 1998 increased by $2.5 million to $2.6 million.

         Operating expenses for the three months ended September 30, 1998 increased $2.3 million or 8.4% to $29.8 million from $27.5 million for the three months ended September 30, 1997. As a percentage of net revenues, operating expenses increased to 93.5% from 88.7% for the three months ended September 30, 1998. The increase in expenses was due primarily to compensation and trade/barter expense related to news expansion. Operating expenses, excluding depreciation and amortization and corporate, for the last four quarters were:
September 30, 1998, $21.1 million; June 30, 1998, $21.1 million; March 31, 1998,
$20.6 million; and December 31, 1997, $21.8 million respectively.

         Operating income for the three months ended September 30, 1998 decreased $1.4 million or 40.1% to $2.1 million from $3.5 million for the three months ended September 30, 1997.

         Financial (expenses), net for Benedek Broadcasting decreased $0.8 million or 10.0 % to $7.0 million from $7.8 million for the three months ended September 30, 1998 due to the lower interest rates on its Term Loan Facilities. The Company's financial expenses (net) for the three months ended September 30, 1998 decreased $0.4 million or 2.9% to $11.0 million from $11.4 million for the three months ended September 30, 1997. The Company has higher financial expenses than Benedek Broadcasting as a result of the interest on its Senior Subordinated Discount Notes.

         Income tax benefit for Benedek Broadcasting for the three months ended September 30, 1998 was $1.4 million compared to $1.6 million for the three months ended September 30, 1997. For the three months ended September 30, 1998, the Company had a $2.8 million income tax benefit compared to $3.0 million for the three months ended September 30, 1997. The Company has a greater income tax benefit than Benedek Broadcasting due to the net tax effect on the difference in financial expenses.

         Net loss for Benedek Broadcasting for the three months ended September 30, 1998 was $3.5 million as compared to $3.3 million net loss for the three months ended September 30, 1997. The Company had a net loss of $6.1 million for the three months ended September 30, 1998 as compared to a net loss of $5.4 million for the three months ended September 30, 1997.

         Broadcast cash flow for the three months ended September 30, 1998 decreased $1.0 million or 8.0% to $11.1 million from $12.1 million for the three months ended September 30, 1997. As a percentage of net revenues, broadcast cash flow margin decreased to 34.9% for the three months ended September 30, 1998 from 39.0% for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         The following table provides historical information.

                                                      Historical
                                            Nine Months Ended September  30,
                                         -----------------------------------
                                          1997            1998         % Change
                                          ----            ----         -------
                                                (Dollars in Thousands)
  Net revenues ..................        $92,180         $98,896          7.3%
                                         -------         -------        -----
  Operating expenses:
    Selling, technical and
      program expenses ..........         44,084          47,444          7.6
    General and administrative ..         14,080          15,315          8.8
    Depreciation and amortization         22,960          23,075          0.5
    Corporate ...................          2,771           3,671         32.5
                                         -------         -------        -----
                                          83,895          89,505          6.7
                                         -------         -------        -----
           OPERATING INCOME .....        $ 8,285         $ 9,391        13.3%
                                         =======         =======        =====
  Broadcast cash flow ...........        $34,459         $36,242         5.2%
  Broadcast cash flow margin ....          37.4%           36.6%
  Adjusted EBITDA ...............        $31,688         $32,570         2.8%
  Adjusted EBITDA margin ........          34.4%           32.9%

         Net revenues for the nine months ended September 30, 1998 increased $6.7 million or 7.3% to $98.9 million from $92.2 million for the nine months ended September 30, 1997. Gross revenues for the nine months ended September 30, 1998 increased $8.6 million to $111.3 million from $102.7 million from the nine months ended September 30, 1997. Gross revenues excluding political advertising revenue increased $3.9 million or 3.8% from the nine months ended September 30, 1997. Net revenues for the nine months ended September 30, 1998 were positively affected by political spending and the Winter Olympics shown on the Company's 12 CBS stations. Political advertising revenue for the nine months ended September 30, 1998 increased by $4.1 million to $4.7 million.

         Operating expenses for the nine months ended September 30, 1998 increased $5.6 million or 6.7% to $89.5 million from $83.9 million for the nine months ended September 30, 1997. As a percentage of net revenues, operating expenses decreased to 90.5% from 91.0% for the nine months ended September 30, 1998. The increase in expenses was due to increased compensation expense as the Company expanded news operations and increased programming expense.

         Operating income for the nine months ended September 30, 1998 increased $1.1 million or 13.3% to $9.4 million from $8.3 million for the nine months ended September 30, 1997.

         Financial (expenses), net for Benedek Broadcasting for the nine months ended September 30, 1998 decreased $1.3 million or 5.7% to $21.3 million from $22.6 million in the nine months ended September 30, 1997 due to the lower interest rates on its Term Loan Facilities. For the nine months ended September 30, 1998, the Company's financial expenses (net) decreased $0.5 million or 1.5% to $32.5 million from $33.0 million for the nine months ended September 30, 1997. The Company has higher financial expenses than Benedek Broadcasting as a result of the interest on its Senior Subordinated Discount Notes.

         Income tax benefit for Benedek Broadcasting for the nine months ended September 30, 1998 was $3.6 million compared to $4.7 for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, the Company had a $7.9 million income tax benefit compared to $8.9 for the nine months ended September 30, 1997. The Company has a greater income tax benefit than Benedek Broadcasting due to the net income tax affect on the difference in financial expenses. The tax effect of the excess of book depreciation over tax depreciation and a current period net operating loss for tax purposes were the primary factors resulting in the income tax benefit for the nine months ended September 30, 1998.

         Net loss for Benedek Broadcasting for the nine months ended September 30, 1998 was $8.3 million as compared to a $10.3 million net loss for the nine months ended September 30, 1997. The Company had a net loss of $15.3 million for the nine months ended September 30, 1998 as compared to a net loss of $16.5 million for the nine months ended September 30, 1997.

         Broadcast cash flow for the nine months ended September 30, 1998 increased $1.7 million or 5.2% to $36.2 million from $34.5 million for the nine months ended September 30, 1997. As a percentage of net revenues, broadcast cash flow margin decreased to 36.6% for the nine months ended September 30, 1998 from 37.4% for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows from Operating Activities is the primary source liquidity for the Company. Benedek Broadcasting had cash provided by operating activities of $10.3 million for the nine months ended September 30, 1998 compared to $3.9 million for the nine months ended September 30, 1997. Cash provided by operating activities for the Company was $10.6 million for the nine months ended September 30, 1998 as compared to $3.9 million for the nine months ended September 30, 1997. Cash flows from operating activities included cash payments of interest expense which totaled $24.5 million for the nine months ended September 30, 1998 as compared to $25.3 million for the nine months ended September 30, 1997.

         Cash Flows from Investing Activities were $(4.9) million for the nine months ended September 30, 1998 as compared to $(3.7) million for the nine months ended September 30, 1997. Cash flows provided by operating were used to fund cash used to purchase $5.1 million of property and equipment.

         Cash Flows from Financing Activities were $(5.0) million for Benedek Broadcasting for the nine months ended September 30, 1998 compared to $(5.7) million for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, the Company had cash used in financing activities of $5.4 million compared to $5.7 million for the nine months ended September 30, 1997. Benedek Broadcasting had less cash used in financing due to a $0.3 million contribution of paid in capital from Benedek Communications generated from interest income. For the nine months ended September 30, 1998, cash flows from financing activities included $100.0 million of proceeds from the issuances of Benedek Communications' 11 1/2% Exchangeable Redeemable Senior Preferred Stock issued during the quarter ended June 30, 1998. The proceeds were used to redeem Benedek Communications' Existing Preferred Stock totaling $92.8 million and to pay fees and expenses totaling $4.3 million associated with the offering.

         In 1996, the Company implemented a financing plan in order to finance the acquisition of thirteen television stations and to pay fees and expenses related thereto. The financing plan consisted of (i) the offer and sale by Benedek Communications of the Senior Subordinated Discount Notes (the "Discount Notes") to generate gross proceeds of $90.2 million, (ii) the sale by Benedek Communications of units consisting of Exchangeable Redeemable Senior Preferred Stock (the "Existing Preferred Stock") and warrants to generate gross proceeds of $60.0 million, (iii) Benedek Broadcasting borrowing $128.0 million pursuant to the Term Loan Facilities of the Credit Agreement and (iv) Benedek Communications issuing an aggregate of $45.0 million initial liquidation preference of Seller Junior Discount Preferred Stock (the "Junior Preferred Stock") to GECC and Mr. Paul Brissette. Benedek Broadcasting also has outstanding $135.0 million of Senior Secured Notes due 2005 (the "Senior Secured Notes") which were issued in 1995 to refinance outstanding indebtedness and finance the acquisition of the Company's station in Dothan, Alabama.

         On June 8, 1998, Benedek Communications redeemed the Existing Preferred Stock for $92.8 million (including approximately $12.1 million representing premiums relating to the redemption) which was funded by the proceeds of the issuance of the Exchangeable Preferred Stock of $100.0 million before fees and expenses of the offering. The Exchangeable Preferred Stock was registered with the Securities and Exchange Commission pursuant to an S-4 registration statement declared effective on June 15, 1998.

         The Company believes that its long-term financing structure allows management to concentrate its efforts on maximizing results of operations. The Company anticipates that Adjusted EBITDA of Benedek Broadcasting will be sufficient to finance the operating requirements of the Stations, debt service requirements in respect of the Senior Secured Notes and Term Loan Facilities and presently anticipated capital expenditures for at least the period until the Company is required to make cash payments in respect of the Discount Notes. The Company expects that at that time it will be necessary to refinance the Discount Notes and the Junior Preferred Stock. Such refinancing will also require amending or refinancing the Term Loan Facilities since the Credit Agreement currently prohibits the repayment or redemption of the Discount Notes or the redemption of the Junior Preferred Stock.

         The Company anticipates that capital expenditures of approximately $9.0 million will be made in 1998 of which $8.5 million has been expended for the nine months ended September 30, 1998. Capital expenditures are financed either from cash provided by operations, borrowings under the Revolving Credit Facility or purchase money financing.

         The Discount Notes do not bear interest until May 15, 2001, and the Company will not be obligated to pay cash interest on the Discount Notes until November 15, 2001. Through and including May 15, 2003, the Company may, at its option, pay dividends and/or interest, as applicable, by adding the amount thereof to the then effective liquidation preference of the Exchangeable Preferred Stock or pay interest on the Exchange Debentures by issuing additional Exchange Debentures. The Credit Agreement currently prohibits Benedek Communications from making cash payments with respect to dividends on the Exchangeable Preferred Stock and interest on the Exchange Debentures at any time. Accordingly, Benedek Communications currently intends not to pay cash dividends on the Exchangeable Preferred Stock or cash interest on the Exchange Debentures, as applicable, prior to May 15, 2003. For all dividend payment dates with respect to the Seller Junior Discount Preferred Stock prior to October 1, 2001, Benedek Communications will pay such dividends by adding the amount thereof to the then effective liquidation preference of the Seller Junior Discount Preferred Stock.

         Benedek Communications is a holding company that derives all of its operating income and Adjusted EBITDA from its sole subsidiary, Benedek Broadcasting, the common stock of which, together with all other assets of Benedek Communications, have been pledged to secure Benedek Communications' senior guarantee of all indebtedness of Benedek Broadcasting outstanding under the Credit Agreement. As a holding company, Benedek Communications' ability to pay its obligations, including its obligation to pay interest on and principal of the Discount Notes, whether at maturity, upon a change of control or otherwise, is dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to Benedek Communications or to make funds available to Benedek Communications for debt service or any other obligation. Although the Credit Agreement does not limit the ability of Benedek Broadcasting to pay dividends or make other payments to Benedek Communications, the Senior Secured Note Indenture does contain such limitations. However, as of September 30, 1998, Benedek Broadcasting could have distributed approximately $192.7 million to Benedek Communications under such limitations.

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

         In addition, the Company will be required to make prepayments on the Term Loan Facilities under certain circumstances, including upon certain asset sales and the issuance of certain debt or equity securities. The Company will also be required beginning in 1999 to make prepayments on the Term Loan Facilities in an amount equal to 50% of excess cash flow (as defined). These mandatory prepayments will be applied to prepay, on a pro rata basis, the Term Loan Series A and Term Loan Series B.

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

         At September 30, 1998, Benedek Broadcasting had available to it a maximum of $15.0 million under the Revolving Credit Facility of the Credit Agreement (the "Revolving Credit Facility") of which $11.0 million was unused. From time to time throughout 1998, Benedek Broadcasting's cash needs has required the use of the Revolving Credit Facility for general working capital purposes and to fund capital expenditures. During the nine months ended September 30, 1998, the highest outstanding balance under the Revolving Credit Facility was $14.6 million. The Revolving Credit Facility has a term expiring in 2004 and is fully revolving until final maturity. The Revolving Credit Facility bears interest, at Benedek Broadcasting's option, at a base rate plus a spread or at a Eurodollar rate plus a spread.

         The Term Loans and the Revolving Credit Facility are secured by certain of Benedek Broadcasting's present and future property and assets. The Term Loans are also guaranteed by BLC, a wholly-owned subsidiary of Benedek Broadcasting that holds the FCC licenses and authorizations for the Stations, and is secured by all of the common stock of BLC.

         The Term Loans and the Revolving Credit Facility contain certain financial covenants, including, but not limited to, covenants related to cash interest coverage, maximum leverage ratio and minimum Consolidated Adjusted EBITDA (as defined). In addition, the Term Loans and the Revolving Credit Facility contain other affirmative and negative covenants relating to (among other things) liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to Benedek Communications) transactions with affiliates, mergers and acquisitions, sales of assets, guarantees and investments. The Term Loans and the Revolving Credit Facility contain customary events of default for highly-leveraged financings, including certain changes in ownership or control of Benedek Broadcasting or the Company.

RECENT DEVELOPMENTS

         Effective September 21, 1998, the Company began delivering The Warner Television Network programming to local cable companies in 15 of the Company's 20 markets which rank above market 100 as measured by A.C. Nielsen Company's surveys. These local affiliates are called the "WeB" and are operated by a newly-formed subsidiary of Benedek Broadcasting called Benedek Cable, Inc. ("BCI"). The WeB is a 24 hour, seven day a week television channel which broadcasts The Warner Bros. Television Network prime time programming, WB children's programming and syndicated programming of Warner Bros. and others. The Company is continuing its negotiations with cable systems in its markets for the carriage of WeB programming to all households within its markets. The Company is responsible for all local sales efforts for the new channels in its markets. The Company does not anticipate a significant effect on operations during 1998 nor were significant capital expenditures required in connection with the development of its WeB affiliates.

         During October 1998, the Company transferred WMTV, Madison, Wisconsin to a trust ("The WMTV Trust") due to the Grade A broadcast signal overlap between WMTV and the Company's station in Rockford, Illinois. Under the FCC's current duopoly rules, the Company will be required to dispose of one of such stations within six months after the transfer to the trust. The Company is seeking to comply with the FCC requirements by exchanging one of the stations for another broadcast station.

         On October 1, 1998, Benedek Communications purchased 50,000 of its outstanding warrants for $0.5 million. Of the 600,000 warrants issued during 1996, 550,000 warrants remain outstanding.

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

YEAR 2000

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue, and is developing an implementation plan to resolve the issue. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. In the sales system area, the majority of applications have been identified as being Year 2000 compliant due to their recent implementation. The Company's core financial system is not Year 2000 compliant but is scheduled for upgrade or replacement in 1999. Based on the review of the computer systems, management does not believe the cost of remediation will be material to the Company's financial systems.

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

         4.2   -- Form of 13 1/4% Senior Subordinated Discount Note due 2006 of Benedek
                  Communications Corporation (included in Exhibit 4.1 hereof), incorporated by reference to Exhibit 4.2 to the S-4 Registration Statement.
         4.3      -- Indenture dated as of March 1, 1995 between Benedek
                  Broadcasting Corporation and The Bank of New York,
                  relating to the 11 7/8% Senior Secured Notes due 2005
                  of Benedek Broadcasting Corporation, incorporated by
                  reference to Exhibit 4.3 to the S-4 Registration
                  Statement.
         4.4   -- Form of 11 7/8% Senior Secured Note due 2005 of Benedek Broadcasting Corporation
                  (included in Exhibit 4.3 hereof), incorporated by reference to Exhibit 4.4 to the S-4
                  Registration Statement.
         4.5   -- First Supplemental Indenture dated as of June 6, 1996 among Benedek Broadcasting
                  Corporation, Benedek License Corporation and The Bank of New York, incorporated by reference to Exhibit 4.3 to the Second Quarter 1996 10-Q.
         4.6   -- Certificate of Designation of the Powers, Preferences and Relative, Participating,
                  Optional and Other Special Rights of 11 1/2% Senior Exchangeable Preferred Stock due
                  2008 and Qualifications, Limitations and Restrictions thereof of Benedek
                  Communications Corporation (filed as Exhibit 3.3 hereof), incorporated by reference to Exhibit 4.6 to Benedek Communication's Registration Statement on Form S-4, File
                  No. 333-09529, filed on June 9, 1998.
         4.7   -- Certificate of Designation, Preferences and Relative, Participating, Optional and Other
                  Special Rights of Series C Junior Discount Preferred Stock and Qualifications,
                  Limitations and Restrictions thereof of Benedek Communications Corporation (filed as
                  Exhibit 3.4 hereof), incorporated by reference to Exhibit 4.6 to the S-4 Registration
                  Statement.
         4.8   -- Warrant Agreement dated as of June 5, 1996 between Benedek Communications
                  Corporation and IBJ Schroder Bank & Trust Company with respect to Class A
                  Common Stock of Benedek Communications Corporation, incorporated by reference to Exhibit 4.7 to the S-4 Registration Statement.
         *10.1 -- Limited Waiver and First Amendment to Credit Agreemend dated as of May 6, 1998, among
                  Benedek Communications Corporation, Benedek Broadcasting Corporation, the Lenders listed therein and Bankers Trust Company, as Agent.
         *10.2 -- Second Amendment to the Credit Agreement dated as of October 31,1998, among Benedek
                  Communications Corporation, Benedek Broadcasting Corporation, the Lenders listed therein and Bankers Trust Company, as Agent.
         *27.1 -- Financial Data Schedule pursuant to Article 5 of Regulation S-X with respect to
                  Benedek Communications Corporation.
         *27.2 -- Financial Data Schedule pursuant to Article 5 of Regulation S-X with respect to
                  Benedek Broadcasting Corporation.


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

                                DATE: November 16, 1998

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

                                DATE: November 16, 1998

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

                                      DATE: November 16, 1998