Form 10-K405
period 1998-12-31
BENEDEK BROADCASTING CORP; BENEDEK COMMUNICATIONS CORP; BENEDEK LICENSE CORP
filed 1999-03-10
CIK 923027, 1017522, 1019271

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998         COMMISSION FILE NUMBERS:
                                  BENEDEK BROADCASTING CORPORATION      33-78792
                                  BENEDEK COMMUNICATIONS CORPORATION   333-09529
                            ------------------------
                        BENEDEK BROADCASTING CORPORATION
                                       and
                       BENEDEK COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)
                                 --------------

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
  (EXACT NAME OF SUBSIDIARY GUARANTOR               (STATE OF FORMATION)       (I.R.S EMPLOYER IDENTIFICATION
AS SPECIFIED IN ITS CERTIFICATE OF INCORPORATION)                                         NUMBER)

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

                            ------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                    ON WHICH REGISTERED:
      -------------------                    --------------------
             NONE                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

     100% of the voting common stock of Benedek Communications Corporation is owned by affiliates. 100% of the voting common stock of Benedek Broadcasting Corporation is owned by Benedek Communications Corporation. None of the voting common stock of either registrant is held by non-affiliates.

     Indicate the number of shares outstanding of each of Benedek Broadcasting Corporation's classes of common stock as of the latest practicable date: At March 1, 1999, there were outstanding 148.85 shares of common stock, without par value.

     Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At March 1, 1999, there were outstanding 7,400,000 shares of Class B common stock, $0.01 par value, and no shares of Class A common stock, $0.01 par value.

================================================================================

                      BENEDEK BROADCASTING CORPORATION AND
               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-K

    Item
   Number                                                                                          Page
   ------                                                                                          ----
                                     PART I

    Item   1. Business...........................................................................     1
    Item   2. Properties.........................................................................    30
    Item   3. Legal Proceedings..................................................................    33
    Item   4. Submission of Matters to a Vote of Security Holders................................    33

                                     PART II

    Item   5. Market for Registrant's Common Equity and Related Stockholder Matters..............    34
    Item   6. Selected Consolidated Financial Data...............................................    34
    Item   7. Management's Discussion and Analysis of Financial Condition and Results of
              Operations.........................................................................    36
    Item   8. Financial Statements and Supplementary Data........................................    46
    Item   9. Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.........................................................................    46

                                    PART III

    Item  10. Directors and Executive Officers of the Company....................................    47
    Item  11. Executive Compensation.............................................................    49
    Item  12. Security Ownership of Certain Beneficial Owners and Management.....................    51
    Item  13. Certain Relationships and Related Transactions.....................................    51

                                     PART IV

    Item  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....................    52
   Signatures....................................................................................    57


                                     PART I

ITEM 1.  BUSINESS.

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Wherever possible, the Company (as defined) has identified these forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in national and regional economies, competition in the television business, pricing fluctuations in local and national advertising, program ratings and changes in programming cost, among other factors. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise. Discussions containing such forward looking statements may be found in the materials set forth under "Item 1. Business," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

     Except as otherwise provided, the financial data set forth below is derived from the historical financial statements of Benedek Communications Corporation and its wholly-owned subsidiary, Benedek Broadcasting Corporation, prepared in accordance with generally accepted accounting principles. Unless the context requires otherwise, references to the "Company" refer to Benedek Communications Corporation and Benedek Broadcasting Corporation and its wholly-owned subsidiaries, Benedek License Corporation ("BLC"), The WMTV Trust and its Subsidiary, WMTV License Co., LLC ("WMTV LLC") and Benedek Cable, Inc., a non-recourse subsidiary. Benedek Communications Corporation is a holding company with minimal separate operations from its operating subsidiary, Benedek Broadcasting Corporation. Separate consolidated financial information has been provided for each entity and, where appropriate, separate disclosures. Such historical financial data includes the results of operations of the five television stations acquired from Stauffer Communications, Inc. and the eight television stations acquired as a result of the acquisition of all of the capital stock of Brissette Broadcasting Corporation (the " Acquisitions") on June 6, 1996. As used herein, "Same Station" data refers to the historical results of operations of all the Stations (as defined) currently owned by the Company as if such Stations were owned by the Company throughout the periods with pro forma adjustments only for corporate expenses, depreciation and amortization.

     As used herein, "Adjusted EBITDA" is defined as operating income, excluding net income of non-recourse subsidiaries (as defined in the Company's Credit Agreement), before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments for program broadcast rights. As used herein, "broadcast cash flow" is defined as Adjusted EBITDA plus corporate expenses. Adjusted EBITDA and broadcast cash flow are measures used by certain investors to measure a company's ability to service debt. Adjusted EBITDA and broadcast cash flow should not be considered as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

GENERAL

     The Company owns 23 network-affiliated television stations (the "Stations") in the United States. The Stations are diverse in geographic and network affiliation, serve small to medium-sized markets and, in the aggregate, reach communities in 24 states. Twelve of the Stations are affiliated with CBS, six are affiliated with ABC, four are affiliated with NBC, and one is affiliated with Fox. Additionally, the Company has entered into agreements with The Warner Bros. Television Network to develop a local cable affiliate called the "WeB" in each of the Company's 20 markets which are outside of the 100 largest in the U.S., as measured by A. C. Nielsen Company ("Nielsen").

     The Stations are located in markets ranked in size from 84 to 199 out of the 211 markets surveyed by Nielsen. The Company's broadcast signals reach approximately 2.9 million households, representing more than 20% of all television households in the markets above 100. The Company believes that broadcast television stations in small to medium-sized markets offer an opportunity to generate attractive and stable Adjusted EBITDA due to limited competition for viewers from other over-the-air broadcasters, from other media soliciting advertising expenditures and from other broadcasters purchasing syndicated programming. The Company targets small and medium-sized markets that have stable employment and population and a diverse base of employers. The markets targeted by the Company generally have population centers that share common community interests and are receptive to local programming. The Company believes that network affiliations with one of the four established networks provide each of its Stations an established audience and reputation for national news, sports and entertainment programming. With the established audiences provided by network affiliations, management seeks to enhance the ratings of its local news and non-network programming and increase revenues while maintaining strict cost control.

     The Company believes that the television industry is in a period of consolidation as a result of which a relatively small number of station operators will emerge as the leading television station group owners in the United States. Recent telecommunications legislation that eliminates restrictions on the number of television stations that any individual or entity may own so long as the aggregate audience reach does not exceed 35% of all U.S. households is likely to accelerate this trend. The Company's growth strategy is to become one of the leading group owners of small to medium-sized market television stations in the United States. In connection therewith, in June 1996 the Company acquired five network-affiliated television stations from Stauffer Communications, Inc. and all of the capital stock of Brissette Broadcasting Corporation, which owned eight network-affiliated television stations. The Company believes that the Acquisitions have created economics of scale which (i) have improved its ability to negotiate more favorable arrangements with program suppliers, national sales representation firms, equipment vendors and television networks, (ii) enabled it to exploit joint programming opportunities for regional news and sports programming and (iii) enhanced its ability to attract and retain strong Station management and on-air talent.

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

     The Company has focused on maintaining and building each Station's local news franchise as the key element in its strategy to build and maintain audience loyalty. Management believes that strong, well- differentiated local news programming attracts high viewership levels, particularly of demographic groups that are appealing to both local and national advertisers, thereby allowing the Company to maximize advertising rates.

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

     SYNDICATED PROGRAMMING. The Company selectively purchases first run and off-network syndicated programming designed to reach specific demographic groups attractive to advertisers. Currently, the three most highly-rated syndicated programs airing during the hour preceding network prime time are "Wheel of Fortune", "Jeopardy", and "Seinfeld." In early fringe and daytime periods (generally, 9:00 am to 5:00 pm), the three most highly-rated syndicated programs are the "The Oprah Winfrey Show," "The Jerry Springer Show" and "Judge Judy." The Company broadcasts "Wheel of Fortune" on 13 of the Stations, "Jeopardy" on nine of the Stations, "Seinfeld" on five of the Stations, "The Oprah Winfrey Show" on eight of the Stations, "The Jerry Springer Show" on two of the Stations, and "Judge Judy" on six of the Stations. Additionally, the Company broadcasts other highly-rated first run syndicated programs on several of the Stations including "Live with Regis & Kathie Lee," "Montel Williams," "The Rosie O'Donnell Show" and "Sally Jessy Raphael." A number of the Stations also broadcast other highly-rated off-network syndicated programs including "Home Improvement" and "Frasier."

     The Company seeks to acquire programs that are available on a cost-effective basis for limited licensing periods, allow scheduling flexibility, complement each Station's overall programming mix and counter competitive programming. The Company has been able to purchase syndicated programming at attractive rates in part as a result of the limited competition for such programming in the Company's markets. As a result of the limited competition from other broadcasters, purchasing syndicated programming in the small and medium-sized markets served by the Company, cash program expense as a percentage of net revenues for the Stations was 3.4%, 4.7% and 4.6% in 1996, 1997 and 1998, respectively, as compared to approximately 6.9% for all network-affiliated stations in 1997.

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

     Trained and experienced sales personnel sell local advertising for the Company in each of its markets. The Company focuses on local advertisers by producing their commercials, producing news and informational programming with local advertising appeal and sponsoring or co-promoting local events and activities that give local advertisers unique value-added community identity. Approximately 53.5% of the Company's gross revenues in 1998 were generated from local and regional advertisers.

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

     FUTURE ACQUISITIONS AND OPPORTUNITIES. The Company has a long-term strategy to pursue additional acquisitions of broadcast television stations, primarily of network-affiliated stations in small to medium-sized markets where the Company believes it can successfully implement its operating strategy and where such stations can be acquired on financially acceptable terms. The Company has entered into an Asset Exchange Agreement with The Ackerley Group, Inc. of Seattle, Washington to swap the assets of KCOY-TV in Santa Maria, California for those of KKTV, the Ackerley station in Colorado Springs, Colorado. The swap also includes additional cash consideration payable by the Company. The exchange is subject to the approval of the Federal Communications Commission (the "FCC"). The transaction is expected to be completed in the second quarter of 1999.

     KKTV, Channel 11, is a CBS affiliate and the dominant station in the nation's 94th largest market. The station broadcasts the market's top-rated local news, "Oprah Winfrey", "Wheel of Fortune", "Jeopardy", and is home to the NFL's Denver Broncos.

BACKGROUND OF THE COMPANY

     Benedek Communications Corporation was incorporated under the laws of the State of Delaware on April 10, 1996. Benedek Broadcasting Corporation was incorporated under the laws of the State of Delaware on January 22, 1979. Benedek Broadcasting Corporation is a wholly-owned subsidiary of Benedek Communications Corporation. The principal executive offices of the Company are located at 100 Park Avenue, Rockford, Illinois 61101. The telephone number at the executive offices is (815) 987-5350.

THE STATIONS

         The following table sets forth certain information for each of the stations and the markets they serve.

                                                                                Number of
                                                                                Commercial
                                                                                Broadcast     Station
                                 Market       Call                 Network      Stations in   Rank In     Station        Cable
                  Market Area    Rank (a)   Letters    Channel(b) Affiliation   Market (a)    Market (c)  Rating(c)  Penetration (a)
                  -----------    --------   --------   ---------- -----------   ----------    ---------   ---------  ---------------

Madison, Wisconsin                  84      WMTV-TV         15        NBC              4           2          4            63%

Youngstown, Ohio                    97      WYTV-TV         33        ABC              4           3          4            73%

Springfield and Holyoke,
  Massachusetts                    104      WWLP-TV         22        NBC              2           1          6            82%

Lansing, Michigan                  106      WILX-TV         10        NBC              4           2          4            67%

Peoria and Bloomington, Illinois   110      WHOI-TV         19        ABC              4           3          3            70%

Santa Barbara, Santa Maria and     116      KCOY-TV         12        CBS              6           2          3            82%
 San Luis Obispo, California (d)

Rockford, Illinois                 134      WIFR-TV         23        CBS              4           1          5            70%

Duluth, Minnesota and Superior,
  Wisconsin                        135      KDLH-TV          3        CBS              3           1          5            52%

Wausau and Rhinelander, Wisconsin  136      WSAW-TV          7        CBS              3           1          7            53%

Wheeling, West Virginia and        138      WTRF-TV          7        CBS              2           2          6            78%
 Steubenville, Ohio

Topeka, Kansas                     140      WIBW-TV         13        CBS              4           1          6            71%

Wichita Falls, Texas and Lawton,
  Oklahoma                         141      KAUZ-TV          6        CBS              5           1          5            68%

Columbia and Jefferson City,
  Missouri                         145      KMIZ-TV         17        ABC              5           3          3            60%
                                   145      KO2NQ(d)       2(e)       FOX            5(e)        4(e)       N/A            60%
                                   145      K11TB(d)        11(e)     FOX            5(e)        4(e)       N/A            60%

Odessa and Midland, Texas          151      KOSA-TV          7        CBS              4           2          4            72%

Quincy, Illinois, Hannibal,
  Missouri and Keokuk, Iowa        162      KHQA-TV          7        CBS              2           1          7            62%

Dothan, Alabama                    172      WTVY-TV          4        CBS              3           1          8            70%
Panama City, Florida               157      WTVY-TV          4        CBS              4           3          4            65%

Harrisonburg, Virginia             180      WHSV-TV          3        ABC              1           1          6            74%

Bowling Green, Kentucky            182      WBKO-TV         13        ABC              2           1          8            55%

Meridian, Mississippi              183      WTOK-TV         11        ABC              3           1          8            53%

Parkersburg, West Virginia         186      WTAP-TV         15        NBC              1           1          9            76%

Cheyenne, Wyoming and
  Scottsbluff, Nebraska            196      KGWN-TV          5        CBS              3         1(i)       5(i)         72%(i)
                                   196      KSTF-TV(f)      10        CBS            (h)         (i)        (i)           (i)
                                   196      KTVS-TV(f)       3        CBS            (h)         (i)        (i)           (i)

Casper and Riverton, Wyoming       199      KGWC-TV         14        CBS              4         2(j)       3(j)         63%(j)
                                   199      KGWL-TV(g)       5        CBS            (h)         (j)        (j)           (j)
                                   199      KGWR-TV(g)      13        CBS            (h)         (j)        (j)           (j)


--------------------------

(a)  Based on data complied from the November 1998 Nielsen surveys.
(b) Channels 2 through 13 are broadcast over the very high frequency ("VHF") band of the broadcast spectrum and channels 14 through 69 are broadcast over the ultra high frequency ("UHF") band of the broadcast spectrum.
(c) Station Rank/Rating in Market is a Station's rank/rating in the market among all commercial stations in a Station's market, measured by such Station's average rating Sunday through Saturday, 6:00 am to 2:00 am during the February 1998, May 1998, July 1998, and November 1998 Nielsen surveys.
(d) The Company has entered into an agreement to exchange the broadcast assets of KCOY-TV for the assets of KKTV in Colorado Springs. See Business-KCOY-TV
     (CBS) and Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments.

(e) KO2NQ and K11TB are low-power broadcast television stations operated by KMIZ-TV and distributed primarily via cable television. These two Stations began operating in September 1997 as a single entity operating from one facility and offering an identical programming schedule. Additionally, such Stations are treated as one station for purposes of determining the number of commercial stations in the market and rank in the market.
(f)  Satellite station of KGWN-TV.
(g)  Satellite station of KGWC-TV.
(h) Satellite stations are not considered distinct stations in this market for Nielsen purposes.
(i) Station Rank, Station Rating and Cable Penetration information for KGWN-TV includes data for satellite stations KSTF-TV, Scottsbluff, Nebraska and KTVS-TV, Sterling, Colorado, as reported by Nielsen.
(j) Station Rank, Station Rating and Cable Penetration information for KGWC-TV includes data for satellite stations KGWL-TV, Lander, Wyoming and KGWR-TV, Rock Springs, Wyoming, as reported by Nielsen.

WMTV-TV (NBC) MADISON, WISCONSIN

     Market Description. The Madison DMA consists of 11 counties in southwestern Wisconsin. Recent growth in the area has increased the population in the Madison DMA, moving it from the 93rd largest market in 1991 to the 84th largest market in 1998. Madison, the Wisconsin state capital, is located in south-central Wisconsin, 150 miles north of Chicago, Illinois and 75 miles west of Milwaukee, Wisconsin. The Madison economy is a diverse and stable balance of the industrial, governmental and service sectors. Additionally, agricultural production of corn, alfalfa, tobacco, oats, eggs, cattle, hogs and, of course, dairy products have greatly contributed to further stability in the local economy. Many of the country's leading insurance companies, including American Family Mutual Insurance Group, CUNA Mutual Insurance Group and General Casualty have facilities in Madison. Other prominent corporations with facilities in the area include General Motors Corporation, Meriter Health Services, Oscar Mayer Foods Corporation, Famous Footwear, Lands' End and Rayovac Corporation. Madison is also home to the University of Wisconsin, with approximately 40,000 students.

     Station History and Characteristics. WMTV-TV was originally licensed in 1953 to serve Madison, Wisconsin. The Madison market is ranked 84th in the United States, with approximately 316,170 television households and a population of approximately 789,000. This market has a cable penetration rate of 63%. WMTV-TV is broadcast on UHF channel 15 and is an NBC affiliate. There are three other commercial television stations in the Madison DMA, a CBS affiliate which broadcasts on a VHF channel and ABC and Fox affiliates which broadcast on UHF channels. In addition, a UPN affiliate broadcasting on a UHF channel is scheduled to begin operations on April 1, 1999.

     Station Performance. According to the 1998 Nielsen ratings reports, WMTV-TV was ranked number two in its market with 4 rating and a 15% share of households viewing television. WMTV-TV is currently the number two ranked news station in the Madison market. Since being acquired in June 1996 by the Company, the Station has expanded its weekday morning newscast from 30 to 90 minutes and added a weekly local sports program on Sunday evening. Currently, the Station airs 19 hours and five minutes of local news programming per week as opposed to 13 hours and 35 minutes it broadcasts each week prior to being acquired by the Company. WMTV-TV's special value-added local sales efforts in 1998 included "Neighborhood WeatherNet," placing fully-automated weather monitoring systems at local schools, "Kids Matter," a program promoting the accomplishments of children, "Help-A-Thons," special events mobilizing the community towards a common cause, and "Share Your Holiday," Madison's largest annual food drive. Further, the Station provides extensive local coverage of University of Wisconsin and other Big Ten conference basketball and football games. Since being acquired by the Company, the Station has added "Jeopardy" to its syndicated programming schedule. WMTV-TV first run syndicated programming also includes "Wheel of Fortune," "Live with Regis & Kathie Lee," "Hollywood Squares" and "Donny and Marie."

     Recent Developments. On October 31, 1998, the license for Station WMTV-TV, Madison, Wisconsin, was assigned to WMTV LLC, a Delaware limited liability company in which the sole member is the WMTV Trust, Philip A. Jones, Trustee. This assignment was made to comply with the FCC's duopoly rule. The Company is the beneficial owner of the trust. However, the Trustee has the sole right to manage the day-to-day affairs of WMTV-TV during the term of the trust.

WYTV-TV (ABC) YOUNGSTOWN, OHIO

     Market Description. The Youngstown DMA consists of four counties, three of which are in northeastern Ohio and one of which is in western Pennsylvania. Youngstown is situated in northeastern Ohio along the Ohio/Pennsylvania border within 65 miles of Cleveland, Ohio to the northwest and Pittsburgh, Pennsylvania to the southeast. The Youngstown economy is historically based on processing of pig iron and steel. While still part of a major steel producing area, Youngstown's economy has diversified to include manufacturing, warehousing and distribution companies. Some of the major employers in the area include the Chevrolet Division of General Motors Corporation, the Delphi Packard Electric Corporation (Division of General Motors Corporation), St. Elizabeth's Medical Center, Forum Health Care System and LTV Steel Tubular Products Division of Republic Steel Works. This area is also the home of Youngstown State University with approximately 12,000 students.

     Station History and Characteristics. WYTV-TV was originally licensed in 1953 to serve Youngstown, Ohio. The Youngstown market is ranked 97th in the United States, with approximately 273,490 television households and a population of approximately 725,000. This market has a cable penetration rate of 73%. WYTV-TV is broadcast on UHF channel 33 and is an ABC affiliate. The Company acquired WYTV-TV in 1983. The other local stations with which WYTV-TV competes include three UHF stations, one an NBC affiliate, one a CBS affiliate, and a newly-launched low power Fox affiliate.

     Station Performance. According to the 1998 Nielsen ratings reports, WYTV-TV was ranked number three in its market with a 4 rating and a 13% share of households viewing television. WYTV-TV currently is the number three ranked news station in this market and broadcasts 7 hours of local news programming per week. WYTV-TV's special value-added local sales efforts in 1998 included "LiveLine," a program focusing on issues ranging from health care to legal concerns, "Class of 1999" a project encouraging quality in the classroom, and "WeatherSchool," an educational project undertaken with area schools to build interest in weather and science. WYTV-TV's first run and off-network syndicated programming includes "Wheel of Fortune," "Jeopardy," "Friends," "Judge Judy" and "The Rosie O'Donnell Show."

WWLP-TV (NBC) SPRINGFIELD AND HOLYOKE, MASSACHUSETTS

     Market Description. The Springfield-Holyoke DMA consists of three counties in midwestern Massachusetts running north to south between the New Hampshire, Vermont and Connecticut state borders. Springfield is located in the Pioneer Valley, approximately 25 miles north of Hartford, Connecticut and 85 miles east of Boston, Massachusetts. The Springfield economy has a diversified industrial base. The area's most prominent employers include Massachusetts Mutual Life Insurance Company, Milton Bradley, Inc., Monsanto Company, Friendly Ice Cream Corporation, Spalding Sports Worldwide, Stanhome, Inc. and Baystate Medical Center. Many universities and colleges are located in this region, including the University of Massachusetts, with a student population of approximately 23,000, Amherst College, Smith College and Mount Holyoke College. Springfield is also the home of Naismith Memorial Basketball Hall of Fame.

     Station History and Characteristics. WWLP-TV was originally licensed in 1953 to serve the greater Springfield area. Springfield-Holyoke is the 104th largest market in the United States, with approximately 242,120 television households and a population of approximately 666,000. This market has a cable penetration rate of 82%. WWLP-TV is broadcast on UHF channel 22 and is an NBC affiliate. The Company acquired WWLP-TV in June 1996. The only other commercial television station in this market is an ABC affiliate which also broadcasts on a UHF channel. WWLP-TV also competes to some extent with a CBS affiliate on a VHF channel and, to a lesser extent, a Fox affiliate on a UHF channel both of which are broadcast from Hartford, Connecticut.

     Station Performance. According to the 1998 Nielsen ratings reports, WWLP-TV was ranked number one in its market with a 6 rating and 21% share of households viewing television. WWLP-TV is the number one ranked news station in this market and currently broadcasts 24 hours of local news programming per week. WWLP-TV's special value-added local sales efforts in 1998 included "As Schools Match Wits," the nation's longest running locally produced quiz show in which area high school students compete academically, participation in the Easter Seals and Children's Miracle Network Telethons, and various community projects run in conjunction with organizations such as The Ronald McDonald House, The Girl Scouts, Alzheimer's Association, and The United Way. WWLP-TV's first run syndicated programming includes "Wheel of Fortune," "Jeopardy" and "Live with Regis & Kathie Lee."

WILX-TV (NBC) LANSING, MICHIGAN

     Market Description. The Lansing DMA consists of five counties in south-central Michigan. Lansing is the state capital of Michigan and is located approximately 75 miles west of Detroit, Michigan. The Lansing economy, though recently diversified, is still a stronghold of the automotive industry. Prominent employers in the area include General Motors Corporation (Oldsmobile Worldwide Headquarters), Meijer, Inc., Michigan Capital Healthcare and Michigan National Bank. Additionally, there are many smaller companies, employing in excess of 3,000 people, that provide auto parts to General Motors. Moreover, General Motors, KieKert AG and Swedish Plannja HardTeck all plan on constructing new plants in the Lansing area. New businesses to the area include Circuit City and Walmart. Lansing is also home to the largest university in Michigan, Michigan State University, with more than 40,000 students and 12,000 faculty and staff.

     Station History and Characteristics. WILX-TV was originally licensed in 1957 to Onondaga, Michigan. The Lansing market is ranked 106th in the United States, with approximately 237,130 television households and a population of approximately 638,000. This market has a cable penetration rate of 67%. WILX-TV is broadcast on VHF channel 10 and is an NBC affiliate. WILX-TV competes with three other commercial stations in this market, a CBS affiliate which also broadcasts on a VHF channel and ABC and Fox affiliates which broadcast on UHF channels.

     Station Performance. According to the 1998 Nielsen ratings reports, WILX-TV was ranked number two in its market with a 4 rating and a 15% share of households viewing television. WILX-TV is currently the number two ranked news station in this market. Since being acquired in June 1996 by the Company, the Station has expanded its weekday morning newscast from 60 to 90 minutes. Currently, the Station airs 19 hours and 10 minutes of local news programming per week as opposed to 18 hours and 40 minutes it broadcasts each week prior to being acquired by the Company. Additionally, WILX-TV airs the only weekend morning newscast in its market. WILX-TV's special value-added local sales efforts in 1998 included "Kids Count," a campaign to reach mentors for children, "Route 10," a series of human interest reports from Mid-Michigan and a project saluting successes in the educational arena. Since being acquired by the Company, the Station has added "Caroline in the City" and "Third Rock from the Sun" to its syndicated programming scheduled, both scheduled to debut in the Fall of 1999. WILX-TV's first run and off-network syndicated programming also includes "Wheel of Fortune," "Jeopardy," "Seinfeld," "Sally Jessy Raphael" and "Live with Regis & Kathie Lee." In addition, the Station produces two local sports shows, "Spartan Sports Zone" and "Staudt on Sports."

WHOI-TV (ABC) PEORIA AND BLOOMINGTON, ILLINOIS

     Market Description. The Peoria-Bloomington DMA consists of 9 counties located in central Illinois. Peoria is located approximately 150 miles southwest of Chicago, Illinois and 170 miles north of St. Louis, Missouri. The major economic sectors in the area include agriculture, manufacturing and information technology. Peoria is the home of world headquarters for Caterpillar, Inc., State Farm Insurance and Mitsubishi's only U.S. assembly plant. Other prominent employers are St. Francis Medical Center, Diamond Star Motors and Methodist Medical Center. This area is also home to Illinois State University, with approximately 18,000 students and 3,100 employees, as well as Bradley University and the University of Illinois School of Medicine.

     Station History and Characteristics. WHOI-TV was originally licensed in 1953 to serve Peoria, Illinois. The Peoria-Bloomington market is ranked 110th in the United States, with approximately 229,480 television households and a population of approximately 600,000. This market has a cable penetration rate of 70%. WHOI-TV is broadcast on UHF channel 19 and is an ABC affiliate. There are three other commercial stations in this market, affiliates of CBS, NBC and Fox. All of these competitor stations are also broadcast on UHF channels.

     Station Performance. According to the 1998 Nielsen ratings reports, WHOI-TV was ranked number three in its market with a 3 rating and a 12% share of households viewing television. WHOI-TV currently is the number three ranked news station in this market. Since being acquired in June 1996 by the Company, the Station has added a weekday newscast at 5:00 pm and currently airs 11 hours and 10 minutes of local news programming per week. WHOI-TV's special value-added local sales efforts in 1998 included "Foodshare Canathon," a community food drive, "Touch-A-Topic," a free phone service allowing viewers access to hundreds of useful topics and "First Warn," providing weather information on a 24-hour basis. In addition, WHOI-TV sponsors community events such as "The Peoria Art Guild Fine Art Fair," "The John Keets March for AIDS Research and Education" and "The Jingle Bell Run for Arthritis." WHOI-TV's first run and off-network syndicated programming includes "Home Improvement," "Live with Regis & Kathie Lee," "Entertainment Tonight" and "Montel Williams."

KCOY-TV (CBS) SANTA BARBARA, SANTA MARIA AND SAN LUIS OBISPO, CALIFORNIA

     Market Description. The Santa Barbara - Santa Maria - San Luis Obispo DMA consists of 2 counties on the south-central coast of California. Santa Maria is approximately 170 miles north of Los Angeles and 270 miles south of San Francisco. The region has a stable economic base which includes agriculture, transportation, oil, tourism and manufacturing. Prominent corporations with facilities in the area include Raytheon Company, Delco Systems Operations, Chevron USA, Santa Barbara Research (a subsidiary of the Hughes Corporation), Applied Magnetics Corp. and Lockheed-Martin. The area is also site of the Vandenberg United States Air Force Base with approximately 8,400 military, civil service and civilian employees. Additionally, the University of California at Santa Barbara and California Polytechnic University, with an aggregate student population of approximately 34,000, are located within this DMA.

     Station History and Characteristics. KCOY-TV was originally licensed in 1964 to serve Santa Maria, California. The Santa Barbara - Santa Maria - San Luis Obispo market is ranked 116th in the United States, with approximately 220,540 television households and a population of approximately 630,000. This market has a cable penetration rate of 82%. KCOY-TV is broadcast on VHF channel 12 and is a CBS affiliate. There are five other commercial stations in this market, ABC and NBC affiliates which broadcast on VHF channels and Fox, Univision, and PAX affiliates which are broadcast on UHF channels. Until recently, KCOY-TV was negatively impacted by the cable television retransmission in Santa Barbara of KCBS-TV, Los Angeles, California. However, in September 1995, KCOY-TV was granted nonduplication protection against KCBS-TV and is now the only CBS affiliate whose programming is available on the Santa Barbara cable system.

     Station Performance. According to the 1998 Nielsen ratings reports, KCOY-TV was ranked number two in its market with a 3 rating and a 11% share of households viewing television. KCOY-TV currently is the number three ranked news station in this market. Since being acquired in June 1996 by the Company, the Station has added an hour-long weekday morning newscast and a weekday newscast at 5:00 pm. Currently, the Station airs 22 hours of local news programming per week as opposed to 11 hours and 35 minutes it broadcast each week prior to being acquired by the Company. KCOY-TV's special value-added local sales efforts in 1998 included "Health and Fitness Drive," a campaign to promote health and fitness in the community, "Santa Maria Symphony Drive," a project to create awareness and support of the arts, "WeatherNet," placing fully-automated weather monitoring systems at local schools and "The Crystal Apple Awards," saluting area teachers. Further, KCOY-TV sponsors local events such as the "The Santa Barbara Autumn Arts & Wine Festival" and "Danish Days." KCOY-TV's first run syndicated programming includes "Montel Williams," "Hollywood Squares," "Entertainment Tonight" and "Real TV."

     Recent Developments. On December 30,1998, the Company entered into an Asset Exchange Agreement with The Ackerley Group pursuant to which it will exchange the television broadcast assets of KCOY-TV, in Santa Maria, California for the television broadcast assets of KKTV, Ackerley's station in Colorado Springs, Colorado. Both KCOY-TV and KKTV are CBS affiliates. The exchange remains subject to FCC approval. It is anticipated that the exchange will be completed in the second quarter of 1999.

     The proposed transaction will include a $9,000,000 payment by the Company to Ackerley at the closing. The parties also entered into a time brokerage agreement for each station, which became effective January 1, 1999. The time brokerage agreements provide each buyer a presence at and certain approval rights regarding activities of the station it is acquiring. The transaction will be structured, to the extent feasible, as a tax-free exchange pursuant to
Section 1031 of the Internal Revenue Code. In addition, the Company has a high tax basis in the KCOY-TV assets since they were acquired in an asset acquisition in 1996. As a result of the foregoing, the Company does not expect to incur any material tax liability as a result of the exchange.

WIFR-TV (CBS) ROCKFORD, ILLINOIS

     Market Description. The Rockford DMA consists of five counties in northern Illinois. Rockford is approximately 80 miles west of Chicago, Illinois. The Rockford economy, historically centered on manufacturing, has recently diversified with the growth of service-based industries such as insurance and financial services. Nevertheless, manufacturing still represents the largest source of private employment in Rockford, known as the "Fastener Capital of the World." Prominent corporations with facilities located in the greater Rockford area include Chrysler Corporation, Sundstrand Corporation, Ingersoll Milling Machine Co., Barber-Colman Company, Newell Company, Elco Industries, Inc. and Warner-Lambert Company. One of the largest employers in the service industry in this area is Rockford Memorial Hospital. Other service industry employers in the area include AMCORE Bank, N.A., Aetna Life & Casualty and Blue Cross/Blue Shield of Illinois. Additionally, United Parcel Service completed construction of a major facility at the Rockford Airport in late 1994, which functions as its distribution center for the entire mid-western region of the United States.

     Station History and Characteristics. WIFR-TV was licensed in 1965 to Freeport, Illinois to serve the greater Rockford market. Rockford is the 134th largest market in the United States, with approximately 167,170 television households and a population of approximately 438,000. This market has a cable penetration rate of 70%. WIFR-TV is broadcast on UHF channel 23 and is a CBS affiliate. The Company acquired WIFR-TV in 1986. There are three other licensed commercial television stations in the Rockford market, of which two are UHF stations and one is a VHF station. Although the VHF station's signal extends to a larger geographical area than any of the UHF stations, including WIFR-TV, such area is outside the Rockford DMA and does not impact audience ratings or shares within the DMA. The other three stations in this market are affiliated with ABC, NBC and Fox.

     Station Performance. According to the 1998 Nielsen ratings reports, WIFR-TV was ranked number one in its market with a 5 rating and a 18% share of households viewing television. WIFR-TV currently is the number two ranked news station in this market. The Station has recently expanded its weekday morning newscast from 90 to 120 minutes and airs 23 hours of local news programming per week. WIFR-TV's special value-added local sales efforts in 1998 included a summer long promotion called "Celebrate Rockford," and a "Watch & Win" sweepstakes. WIFR-TV also broadcasts an annual telethon in prime-time to raise money for a local homeless shelter. Further, WIFR-TV is a major sponsor of such community events as "The Golden Apple Awards," "First Night Rockford" and "On the Waterfront." WIFR-TV is also the market's Big Ten Football and Basketball network station. WIFR-TV's first run syndicated programming includes "The Oprah Winfrey Show," "Judge Judy" and "Donny and Marie."

KDLH-TV (CBS) DULUTH, MINNESOTA AND SUPERIOR, WISCONSIN

     Market Description. The Duluth-Superior DMA consists of 12 counties, six of which are in northeastern Minnesota, five of which are in northwestern Wisconsin and one of which is in the upper peninsula of Michigan. Duluth, Minnesota and Superior, Wisconsin are adjacent to each other and are approximately 150 miles from Minneapolis, Minnesota. The Duluth-Superior economy, historically based on mining and shipping, also includes the fishing, food products, paper, education, medical, timber and tourism industries. Duluth is one of the major United States ports from which iron ore, taconite, coal, lumber, cement, grain, paper and chemicals are shipped. Prominent corporations with facilities in the area include Minnesota Power, US West Communications, Missabe & Iron Range Railway Co., Louis Kemp Seafood Co., Lake Superior Paper Industries, Potlatch Corporation, Boise Cascade, Burlington Northern Sante Fe Railway, Georgia-Pacific Corporation, U.S. Steel, National Steel Pellet Co. and NorWest Bank-Minnesota North. The region is also host to a number of colleges and universities, including the University of Minnesota-Duluth ("UMD"), UMD Medical School, College of St. Scholastica, Northland College and the University of Wisconsin-Superior. In addition, the area's extensive forests and numerous lakes have fostered a local tourism industry and attract thousands of tourists annually who camp, hike, ski, fish and boat in hundreds of state and federal parks.

     Station History and Characteristics. KDLH-TV was originally licensed in 1954 to serve the Duluth, Minnesota-Superior, Wisconsin metropolitan area. The Duluth-Superior market is ranked 135th in the United States, with approximately 166,860 television households and a population of approximately 431,000. This market has a cable penetration rate of 52%. KDLH-TV is broadcast on VHF channel 3 and is a CBS affiliate. The Company acquired KDLH-TV in 1985. KDLH-TV competes with both an ABC and NBC affiliate which are also broadcast on VHF channels.

     Station Performance. According to the 1998 Nielsen ratings reports, KDLH-TV was ranked number one in its market with a 5 rating and a 18% share of households viewing television. KDLH-TV currently is the number three ranked news station in this market and broadcasts 14 hours of local news programming per week. KDLH-TV's special valued-added local sales efforts in 1998 included "Our Town," programs providing one week salutes to area communities, "Zoo Year's Eve," an annual family event held at the Lake Superior Zoo, and exclusive television sponsorship of the "Duluth Bayfront Blues Fest" which had attendance of approximately 75,000 people. KDLH-TV also presents annual exclusive coverage of area high school hockey tournaments, as well as the "American Birkebeiner", the largest nordic ski race in the United States. KDLH-TV's first run and off-network syndicated programming includes "Seinfeld," "Montel Williams," "Judge Judy" and "Frasier."

WSAW-TV (CBS) WAUSAU AND RHINELANDER, WISCONSIN

     Market Description. The Wausau-Rhinelander DMA consists of 11 counties in central Wisconsin bisected by the Wisconsin River. Wausau is approximately 90 miles west of Green Bay, Wisconsin and 180 miles east of Minneapolis, Minnesota. The Wausau economy, historically based on the timber industry, has diversified into the insurance, tourism, farming, manufacturing and service sectors. The area continues to be one of the nation's leading producers of cheese and ginseng. Prominent corporations with facilities in the greater Wausau area include Wausau Insurance Companies, Sentry Insurance, Church Mutual Insurance, Kolbe & Kolbe Millwork, Inc., Weyerhauser Co., Harley-Davidson, Consolidated Papers, Inc., Ore-Ida Foods, Inc., Marathon Cheese Corp. and Georgia-Pacific Corporation. The area is also home to the University of Wisconsin-Stevens Point with approximately 10,000 students and the University of Wisconsin- Marathon Center with a student population of approximately 1,300.

     Station History and Characteristics. WSAW-TV was originally licensed in 1954 to serve Wausau, Wisconsin. The Wausau-Rhinelander market is ranked 136th in the United States, with approximately 162,870 television households and a population of approximately 438,000. This market has a cable penetration rate of 53%. WSAW-TV is broadcast on VHF channel 7 and is a CBS affiliate. WSAW-TV competes with affiliates of ABC and NBC which are also broadcast on VHF channels.

     Station Performance. According to the 1998 Nielsen ratings reports, WSAW-TV was ranked number one in its market with a 7 rating and a 25% share of households viewing television. WSAW-TV currently is the number one ranked news station in the market. Since being acquired in June 1996 by the Company, the Station has added an hour-long weekday morning newscast and a weekday newscast at 5:00 pm. Currently, the Station airs 22 hours and 45 minutes of local news programming per week as opposed to 16 hours and 45 minutes it broadcast each week prior to being acquired by the Company. WSAW-TV's special value-added local sales efforts in 1998 included "WeatherSchool," an educational project undertaken with area schools to build interest in weather and science, "WeatherNet," placing fully-automated weather monitoring systems at local schools and "Behind The Headlines," a weekly news magazine designed to inform and educate viewers about current local issues. WSAW-TV's first run and off-network syndicated programming includes "Home Improvement," "Montel Williams" and "Martha Stewart Living."

WTRF-TV (CBS) WHEELING, WEST VIRGINIA AND STEUBENVILLE, OHIO

     Market Description. The Wheeling-Steubenville DMA consists of 12 counties, six of which are in northwestern West Virginia and six of which are in eastern Ohio. Located in the Ohio Valley, Wheeling and Steubenville are situated along opposite sides of the Ohio River approximately 25 miles apart. Wheeling is approximately 55 miles southwest of Pittsburgh, Pennsylvania and approximately 120 miles east of Columbus, Ohio. The area's economy, historically based on heavy manufacturing, has diversified into the tourism, manufacturing, services and advanced technology sectors. Prominent corporations with facilities in this region include Wheeling-Pittsburgh Steel Corporation, Weirton Steel Corporation, TIMET, Bayer, Inc., PPG Industries and Consolidation Coal Company. Wheeling is also home to the National Technology Transfer Center, an independent organization formed to provide private business and industry with a central access point for the knowledge and data gathered by the Federal Government's 100,000 research professionals.

     Station History and Characteristics. WTRF-TV was originally licensed in 1953 to serve the Wheeling, West Virginia market. The Wheeling-Steubenville market is ranked 138th in the United States, with approximately 157,190 television households and a population of approximately 409,000. This market has a cable penetration rate of 78%. WTRF-TV is broadcast on VHF channel 7 and is a CBS affiliate. There is one other commercial station in this market, an NBC affiliate also broadcast on a VHF channel.

     Station Performance. According to the 1998 Nielsen ratings reports, WTRF-TV was ranked number two in its market with a 6 rating and an 18% share of households viewing television. WTRF-TV currently is the number two ranked news station in this market. The Company acquired WTRF-TV in June 1996. Currently, the Station airs 24 hours and 53 minutes of local news programming per week as opposed to 19 hours and 53 minutes it broadcast prior to being acquired by the Company. WTRF-TV's special value-added local sales efforts in 1998 included "HealthLine," a live program offering information and seminars to seniors and "Best of the Class," a program recognizing accomplished students. In addition, the Station produces "Call It Home," one week salutes to area communities and "The Santa Claus Program," which provides children the opportunity to write letters to Santa c/o WTRF-TV as part of a long-running holiday event. WTRF-TV's first run and off-network syndicated programming includes "Home Improvement," "Live with Regis & Kathie Lee," Montel Williams," "Judge Judy," "Frasier" and "Hollywood Squares."

WIBW-TV (CBS) TOPEKA, KANSAS

     Market Description. The Topeka DMA consists of 15 counties in northeastern Kansas. Topeka, the capital of Kansas, is located near the geographic center of the United States, approximately 60 miles west of Kansas City, Missouri and 120 miles south of Omaha, Nebraska. This area's diversified economy includes concentrations in the agriculture, manufacturing and service industries. Major employers in this market include Goodyear Tire & Rubber Company, Payless Shoe Source, Jostons Printing and Publishing, Hallmark Cards, Inc., Frito-Lay, Inc., Burlington Northern Santa Fe Railway, Blue Cross/Blue Shield of Kansas, Stormont-Vail Regional Medical Center and Menninger Hospital and School of Psychiatric Medicine. The region is also home to several universities including the University of Kansas, Kansas State University, Washburn University of Topeka and Emporia State University, with an aggregate student population in excess of 60,000.

     Station History and Characteristics. WIBW-TV was originally licensed in 1953 to serve Topeka, Kansas. The Topeka market is ranked 140th in the United States with approximately 156,040 television households and a population of 414,000. This market has a cable penetration rate of 71%. WIBW-TV is broadcast on VHF channel 13 and is a CBS affiliate. The Company acquired WIBW-TV in June 1996. There are three other commercial stations in the market, two of which are affiliates of ABC and NBC broadcasting on UHF channels with smaller broadcast coverage than WIBW-TV and a Fox affiliate which broadcasts on a low power frequency.

     Station Performance. According to the 1998 Nielsen ratings reports, WIBW-TV was ranked number one in its market with a 6 rating and a 22% share of households viewing television. WIBW-TV currently is the number one ranked news station in this market. Currently the Station airs 14 hours of local news programming per week, more than any station in the market. The Station also broadcasts the market's only noon news. WIBW-TV's special value-added local sales efforts in 1998 included "WeatherSchool," an educational project undertaken with area schools to build interest in weather and science, "WeatherNet," placing fully-automated weather monitoring systems at local schools, and participation in such events as "The MDA Telethon," "The Great Topeka Duck Race," "The Spirit of Kansas Festival" and "The Bridal Fair." Further, WIBW-TV produces the long-running quiz show "High-Q" and presents the annual "WIBW Christmas Parade." WIBW-TV's first run syndicated programming includes "Wheel of Fortune," "Montel Williams" and "Hollywood Squares." Additionally, beginning in the fall of 1999, the Station will add "Live with Regis & Kathie Lee" to its first run syndicated programming schedule.

KAUZ-TV (CBS) WICHITA FALLS, TEXAS AND LAWTON, OKLAHOMA

     Market Description. The Wichita Falls-Lawton DMA consists of 17 counties, 11 of which are in northcentral Texas and six of which are in southwestern Oklahoma. Wichita Falls is located in the cross timbers section of the North Central Plains of Texas, approximately 60 miles south of Lawton, Oklahoma and approximately 125 miles from Dallas, Texas and Oklahoma City, Oklahoma. The Wichita Falls-Lawton economy, historically based on agriculture, ranching and petroleum, also includes the manufacturing, transportation, tourism and service industries. Prominent corporations with facilities in the area include the Cryovac Division of W.R. Grace & Co., the Mechanics Tool Division of Stanley Works, PPG Industries and Goodyear Tire & Rubber Co. In addition, in 1995 the Texas Department of Criminal Justice ("TDCJ") opened its James V. Allred Unit in Wichita Falls adding approximately 875 jobs to the area. The TDCJ has announced expansion plans for this Unit which is expected to create an additional 200 local jobs.

     Station History and Characteristics. KAUZ-TV was originally licensed in 1953 to serve the Wichita Falls area. The Wichita Falls-Lawton market is ranked 141st in the United States, with approximately 154,580 television households and a population of approximately 418,000. This market has a cable penetration rate of 68%. KAUZ-TV is broadcast on VHF channel 6 and is a CBS affiliate. KAUZ-TV competes with four other commercial stations in this market, ABC and NBC affiliates which broadcast on VHF channels and Fox and UPN affiliates which broadcast on UHF channels.

     Station Performance. According to the 1998 Nielsen ratings reports, KAUZ-TV was ranked number one in its market with a 5 rating and a 16% share of households viewing television. KAUZ-TV currently is the number three ranked news station in this market. KAUZ-TV's special value-added local sales efforts in 1998 included "Safe Kids Safari," an event promoting and teaching child safety, "The Texoma Farm and Ranch Show," a program presenting the latest agricultural products and services and "Race For The Cure," an annual event to benefit cancer research. In addition, KAUZ-TV presents "Friday Night High School Football Update" and a local sports program focusing on Midwestern State University Football. Since being acquired in June 1996 by the Company, the Station has added "Jeopardy" and "Sally Jessy Raphael" to its first run syndicated programming schedule. KAUZ-TV's first run syndicated programming also includes "Wheel of Fortune," "The Oprah Winfrey Show" and "Judge Mills Lane."

KMIZ-TV (ABC) COLUMBIA AND JEFFERSON CITY, MISSOURI
KO2NQ (FOX) COLUMBIA, MISSOURI
K11TB (FOX) JEFFERSON CITY, MISSOURI

     Market Description. The Columbia-Jefferson City DMA consists of 14 counties in central Missouri. Columbia and Jefferson City, approximately 30 miles apart, are situated in the center of Missouri within 130 miles of Kansas City, Missouri to the west and St. Louis, Missouri to the east. The Columbia-Jefferson City economy is based primarily on education, health, insurance and agriculture. Additionally, Jefferson City is the capital of Missouri adding governmental employment to the economic base of the area that has been called a recession resistant community due to its diversity and stable economy. Prominent corporations with facilities in this market include Toastmaster, Inc., State Farm Insurance Companies, Shelter Insurance Companies, Quaker Oats, Scholastic Books, ABB Power T&D Company and A.B. Chance Company. The area is also home to the University of Missouri, with approximately 24,000 students and 13,000 employees.

In addition, the Fort Leonard Wood United States Army Base and the Whitman United States Air Force Base are located within this market.

     Station History and Characteristics. KMIZ-TV was originally licensed in 1971 to serve the Columbia- Jefferson City, Missouri area. The Columbia-Jefferson City market is ranked 145th in the United States, with approximately 150,850 television households and a population of approximately 395,000. This market has a cable penetration rate of 60%. KMIZ-TV is broadcast on UHF channel 17 and is an ABC affiliate. There are four other stations in the market, affiliates of CBS and NBC which broadcast on VHF channels, an independent which broadcasts on a UHF channel, and the Benedek-owned low-power Fox affiliate (see below).

     Station Performance. According to the 1998 Nielsen ratings reports, KMIZ-TV was ranked number three in its market with a 3 rating and a 10% share of households viewing television. KMIZ-TV currently is the number three ranked news station in this market. Since being acquired in June 1996 by the Company, the Station has added a weekday 5:00 pm newscast, a weekday morning newscast from 6:00 am to 7:00 am, and a weekday re-broadcast of its 10:00 pm newscast. Currently, the Station airs 20 hours and 27 minutes of local news programming per week as opposed to 8 hours and 51 minutes it broadcast each week prior to being acquired by the Company. KMIZ-TV's special value-added local sales efforts in 1998 included "Missouri 2000," a station promotion highlighting the turn of the century and the "Fire in the Sky" Fourth of July fireworks celebration. In addition, the Station is involved in numerous events benefitting area charities such as The American Heart Association, Central Missouri Food Bank, The Boys and Girls Clubs of Columbia and The March of Dimes. Since being acquired by the Company, the Station has added "The Rosie O'Donnell Show" to its first run syndicated programming schedule. KMIZ-TV's first run and off-network syndicated programming also includes "Frasier," "Seinfeld" and "Live with Regis & Kathie Lee."

     During August 1997, the Company completed the purchase of the television broadcasting licenses and certain equipment of two low-power television stations located in Columbia and Jefferson City, Missouri for a purchase price of $0.2 million. One-half of the purchase price was paid at closing with the remainder due in two installments during 1998 and 1999. Concurrently with such purchase, the Company entered into network affiliation agreements for such Stations with the Fox Television Network. These two Stations began operating in September 1997 as a single entity operating from one facility and offering an identical programming schedule. KO2NQ is broadcast on VHF channel 2 and K11TB is broadcast on VHF channel 11. However, these Stations are jointly known as "Fox 11" based on their channel position on most area cable systems which provide the primary means of distribution. This market has a cable penetration rate of 60%. Additionally, for purposes of all Nielsen statistics, these Stations are treated as one entity known as KQFX-TV. KQFX-TV's first run and off-network programming includes "Home Improvement," "Mad About You," "Hard Copy," "Judge Judy" and "Star Trek: The Next Generation."

KOSA-TV (CBS) ODESSA AND MIDLAND, TEXAS

     Market Description. The Odessa-Midland DMA consists of 19 counties, 18 of which are in southwestern Texas and one of which is in southeastern New Mexico. Odessa and Midland are only 20 miles apart and each has a population of almost 100,000 residents. The two cities are approximately 300 miles east of El Paso, Texas and 350 miles west of the Dallas/Fort Worth metroplex. Located in an area known as the Permian Basin, the Odessa/Midland economy is historically based on the oil and gas industry. The area has recently diversified into manufacturing and industrial services, although ties to the petroleum industry remain very significant. Some of the major employers in the area include Phillips Petroleum, Exxon, Shell Oil, EVI Highland Pump, Pioneer Oil and Gas, Huntsman, Ref-Chem, Texas Instruments and Medical Center Hospital. The City of Odessa is also home to the University of Texas of the Permian Basin, Texas Tech University Health Sciences Center and Odessa College, with an aggregate enrollment of approximately 7,000.

     Station History and Characteristics. KOSA-TV signed on January 1, 1956 with Odessa as its city of license. The Odessa/Midland DMA is ranked 151st in the United States with approximately 134,860 television households and a population in excess of 383,000. This market has a cable penetration rate of

72%. KOSA-TV is broadcast on VHF channel 7 and is a CBS affiliate. The Company acquired KOSA-TV in June 1996. There are three other stations in the market, the ABC and NBC affiliates which broadcast on VHF channels and a Fox affiliate which broadcasts on a UHF channel.

     Station Performance. According to the 1998 Nielsen ratings reports, KOSA-TV was ranked number two in its market with a 4 rating and a 14% share of households viewing television. KOSA-TV currently is the number three ranked news station in the market and broadcasts 11 hours and 30 minutes of local news programming each week. The Station expanded weekend news coverage in 1998 and is home to the market's only weekday noon news. Further, KOSA-TV plans to add a 30 minute quarterly community affairs program in 1999. KOSA-TV's special value-added local sale efforts in 1998 included "Public Servant of the Week," "Market Watch," "Family Focus," "Your Family's Health," "Crime Stoppers" and "Ask the Expert." In addition, KOSA-TV participated in community events such as "The Permian Basin Fair," "Air Show 98" and "Heritage Holidays." KOSA-TV's first run syndicated programming includes "Live With Regis & Kathie Lee," "Montel Williams" and "Entertainment Tonight."

KHQA-TV (CBS) QUINCY, ILLINOIS, HANNIBAL, MISSOURI AND KEOKUK, IOWA

     Market Description. The Quincy-Hannibal-Keokuk DMA consists of 17 counties, eight of which are in western Illinois, eight of which are in northeastern Missouri and one of which is in southeastern Iowa. Quincy, Illinois and Hannibal, Missouri are situated on opposite sides of the Mississippi River approximately 100 miles northwest of St. Louis, Missouri. Keokuk, Iowa is also located along the Mississippi River approximately 40 miles north of the Quincy-Hannibal area. The local economy is predominantly agricultural. This market is considered one of the largest soybean, hog and corn producing areas in the nation. Prominent corporations with facilities in this market include Dupont, Moormans Manufacturing, Quincy Soybean Co., Archer Daniels Midland, American Cyanamid Company, Pillsbury, Inc., Harris Broadcasting Corporation, Buckhorn Rubber Products, Knaphelde Inc. and Dot Foods.

     Station History and Characteristics. KHQA-TV was originally licensed in 1953 to serve the greater Quincy, Illinois-Hannibal, Missouri - Keokuk, Iowa market. The Quincy-Hannibal-Keokuk market is ranked 162nd in the United States, with approximately 111,820 television households and a population of approximately 309,000. This market has a cable penetration rate of 62%. KHQA-TV is broadcast on VHF channel 7 and is a CBS affiliate. The Company acquired KHQA-TV in 1986. There is one other station in this market, an NBC affiliate carried on a VHF channel. In January 1998, KHQA-TV relocated to a new 18,000 square foot state-of-the-art digital television facility in Quincy, Illinois.

     Station Performance. According to the 1998 Nielsen ratings reports, KHQA-TV was ranked number one in its market with a 7 rating and a 22% share of households viewing television. KHQA-TV currently is the number two ranked news station in this market and broadcasts 20 hours of local news programming each week, including an expanded morning news program. KHQA-TV's special value-added local sales efforts in 1998 included "7 Who Care," a program saluting area volunteers, "Kids Who Care," a campaign to teach and promote child safety. The Station plans to broadcast the First Annual "Tri States Women's Show" in 1999. KHQA-TV's first run and off-network syndicated programming includes "Wheel of Fortune," "Jeopardy," "Seinfeld," "The Oprah Winfrey Show" and "The Rosie O'Donnell Show."

WTVY-TV (CBS) DOTHAN, ALABAMA AND PANAMA CITY, FLORIDA

     Market Description. WTVY-TV is one of the few stations in the United States that serves two DMA's. The Dothan DMA consists of seven counties, five of which are in southeastern Alabama and two of which are in southwestern Georgia. Dothan is located approximately 90 miles southeast of Montgomery, Alabama and 80 miles north of Panama City, Florida. The Panama City DMA consists of nine counties in the middle of the Florida Panhandle.

     The Dothan economy, historically agricultural, is currently evenly distributed among the service, manufacturing and agricultural sectors. Dothan is known as the "Peanut Capital of the World." Peanuts account for half of the area's farm income, with cattle, poultry, corn, wheat, soybeans, cotton, fruits and vegetables making up the other half. Prominent corporations with facilities in the area include the Sony

Corporation, Perdue Farms Inc., General Electric Company and AAA Cooper Transport Company. Dothan is also home to the area's largest regional shopping mall, two regional hospitals and five educational institutions offering collegiate, technical and vocational studies. The Dothan DMA is also the site of the Fort Rucker United States Army Aviation Station.

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

     Station History and Characteristics. WTVY-TV, originally licensed in 1955 to serve the Dothan, Alabama metropolitan area, currently serves the DMA's of Dothan, Alabama and Panama City, Florida. The Dothan market is ranked 172nd in the United States, with approximately 89,750 television households and a population of approximately 230,000, while the Panama City market is ranked 157th with approximately 119,900 television households and a population of approximately 303,000. The Dothan market has a cable penetration rate of 69% and the Panama City market has a cable penetration rate of 65%. If combined, these two markets would rank as the 121st largest market in the United States. WTVY-TV is broadcast on VHF channel 4 and is a CBS affiliate. The Company acquired WTVY-TV on March 31, 1995. WTVY-TV competes with two other stations in the Dothan market, affiliates of ABC and Fox which broadcast on UHF channels. In the Panama City market, WTVY-TV competes with three other commercial stations, affiliates of ABC and NBC which broadcast on VHF channels and a Fox affiliate which broadcasts on a UHF channel.

     Station Performance. According to the 1998 Nielsen ratings reports, WTVY-TV was ranked number one in the Dothan market with a 8 rating and a 27% share of households viewing television. It was also ranked third in the Panama City market with a 4 rating and a 12% share of households viewing television. WTVY-TV currently is the number one ranked news station in the Dothan market and broadcasts 19 hours of local news programming each week. WTVY-TV's special value-added local sales efforts in 1998 included "Hometown Salutes," saluting area communities, "LiveLine," live call-in programs focusing on issues such as health, "Energy for Education," a campaign to recognize superior students and teachers and "WeatherSchool," an educational project undertaken with area schools to build interest in weather and science. WTVY-TV's first run syndicated programming includes "Wheel of Fortune," "Live with Regis & Kathie Lee," "The Oprah Winfrey Show" and "Donny and Marie."

WHSV-TV (ABC) HARRISONBURG, VIRGINIA

     Market Description. The Harrisonburg DMA consists of three counties, two of which are in northwestern Virginia and one in northeastern West Virginia. Harrisonburg is located in the Shenandoah Valley between the Appalachian and Blue Ridge Mountains, approximately 110 miles west of Washington, D.C. and 110 miles northwest of Richmond, Virginia. The Harrisonburg economy has been growing rapidly over the past several years. Several prominent companies have established regional operations in the Harrisonburg market, including the Coors Brewing Company and R.R. Donnelly & Sons Co. Inc. Other companies in this area include Rocco Turkey Inc., WLR Foods Inc., Tyson Foods Inc., Hershey Co., Owens-Brockway Plastics & Closures and Merck & Co. Inc. Harrisonburg is also the home of James Madison University, the largest state university in the Virginia University system with approximately 12,000 students.

     Station History and Characteristics. Since its inception in 1953, WHSV-TV has been the only VHF commercial television station serving the Harrisonburg market. The Harrisonburg market is ranked 180th in the United States, with approximately 77,790 television households and a population of approximately 196,000. This market has a cable penetration rate of 74%. WHSV-TV is broadcast on VHF channel 3 and is an ABC affiliate. The Company acquired WHSV-TV in 1986. The Station is also carried on a UHF translator on channel 64 in the adjacent Charlottesville, Virginia market. The higher costs for advertising in surrounding urban areas results in a competitive advantage for WHSV-TV in attracting advertising revenues.

     Station Performance. According to the 1998 Nielsen ratings reports, WHSV-TV had a 6 rating and a 22% share of households viewing television. WHSV-TV currently broadcasts 15 hours and 20 minutes of local news programming each week. WHSV-TV's special value-added local sales efforts in 1998 included "Toy Convoy 98" an annual holiday toy drive, "Children First," a campaign to raise awareness of children's needs and issues and "WeatherSchool," an educational project undertaken with area schools to build interest in weather and science. In addition, WHSV-TV supports "Celebrate Smart," a project to combat drunk driving, and "First Night Harrisonburg," an annual New Year's celebration. WHSV-TV's first run and off- network syndicated programming includes "Wheel of Fortune," "Jeopardy," "Home Improvement," "The Oprah Winfrey Show," "Live with Regis & Kathie Lee" and "Hollywood Squares."

     Recent Developments. The Company has entered into an agreement with the Harrisonburg Redevelopment and Housing Authority to lease a studio and office building currently being constructed according to Company specifications in downtown Harrisonburg. The building is approximately an 18,000 square foot structure that is expected to be completed during the second quarter 1999. The lease includes tax incentives and reduced financing costs and an irrevocable option to purchase the building and land. The term of the lease will be 20 years from completion of construction.

WBKO-TV (ABC) BOWLING GREEN, KENTUCKY

     Market Description. The Bowling Green DMA consists of seven counties in south-central Kentucky. Bowling Green is approximately 110 miles south of Louisville, Kentucky and 60 miles north of Nashville, Tennessee. Bowling Green lies between two different geographic regions: the "Pennyroyal," a rural area where agriculture and mining are major factors in the economy, and the "Bluegrass," a region featuring rich soil and rolling hills on which some of the most prominent thoroughbred horse farms in the world are located. Prominent corporations with facilities in this area include Fruit of the Loom, General Motors Corvette Assembly Division, the Holley Division of Coltec Industries, Country Oven Bakery Division of Kroger Stores, Inc. and Hills Pet Products. Bowling Green is also the home of Western Kentucky University with approximately 16,000 students and 2,500 employees.

     Station History and Characteristics. WBKO-TV was originally licensed in 1962 to serve south-central Kentucky. The Bowling Green market is ranked 182nd in the United States, with approximately 72,200 television households and a population of approximately 185,000. This market has a cable penetration rate of 55%. WBKO-TV is broadcast on VHF channel 13 and is an ABC affiliate. The Company acquired WBKO-TV in 1983. The only other local commercial station broadcasting in this market is a Fox affiliate which broadcasts on a UHF channel. WBKO-TV also competes to some extent with three stations broadcasting from Nashville, Tennessee.

     Station Performance. According to the 1998 Nielsen ratings reports, WBKO-TV was ranked number one in its market with an 8 rating and a 28% share of households viewing television. WBKO-TV currently is the number one ranked news station in this market and broadcasts 19 hours and 30 minutes of local news programming each week, including 30 minutes recently added to the Station's daily "AM Kentucky" program. WBKO-TV's special value-added local sales efforts in 1998 included "Children First," a campaign to raise awareness of children's needs and issues, "Home and Garden Expo" and "Bikes for Kids for Christmas" projects. Further, WBKO-TV supports events such as "Relay for Life," which benefits The American Cancer Society, "The Glasgow Highland Games" and "The TransFinancial Balloon Classic." WBKO-TV's first run and off-network syndicated programming includes "Home Improvement," "The Oprah Winfrey Show," "Live with Regis & Kathie Lee" "Hollywood Squares" and "Wheel of Fortune."

WTOK-TV (ABC) MERIDIAN, MISSISSIPPI

     Market Description. The Meridian DMA consists of seven counties, five of which are in eastern Mississippi and two of which are in western Alabama. Meridian is approximately 150 miles west of Montgomery, Alabama and 90 miles east of Jackson, Mississippi. The Meridian economy, traditionally based on the cattle and timber industries, has recently evolved into a medical and financial hub for eastern Mississippi and western Alabama. Meridian's favorable industrial climate has lured over 100 manufacturing plants to the area, including Peavey Electronics Corporation, Fort James and the Avery Dennison Stationery Products Division. There are also many large hospitals in the area, including Rush Foundation Hospital, East Mississippi State Hospital, Riley Memorial Hospital and Jeff Anderson Regional Medical Center, which together employ over 3,800 individuals. The 1997 opening of a new regional shopping mall has generated approximately 3,000 jobs. Further, the Mississippi Band of Choctaw Indians operates one of Mississippi's most successful casinos and several other industries in the DMA. Meridian is also site of Meridian Naval Air Station, a United States Naval training facility. The addition of the newest navy training jet aircraft, the Goshawk T-45B, and the extension of Meridian sewer service to the base enhances its future.

     Station History and Characteristics. WTOK-TV was originally licensed in 1953 to serve Meridian, Mississippi. The Meridian market is ranked 183rd in the United States, with approximately 68,110 television households and a population of approximately 175,000. This market has a cable penetration rate of 53%. WTOK-TV is broadcast on VHF channel 11 and is an ABC affiliate. The Company acquired WTOK-TV in 1988. The other two commercial stations in the market, affiliates of NBC and CBS, are broadcast on UHF channels with considerably smaller broadcast coverage than WTOK-TV. The CBS affiliate resumed broadcasting in April 1994 after ceasing operations in April 1992. In August 1995, the CBS and NBC affiliates entered into a local marketing agreement pursuant to which the CBS affiliate would manage the NBC affiliate.

     Station Performance. According to the 1998 Nielsen ratings reports, WTOK-TV was ranked number one in its market with an 8 rating and a 24% share of households viewing television. WTOK-TV currently is the number one ranked news station in this market and broadcasts 13 hours and 55 minutes of local news programming each week. WTOK-TV's special value-added local sales efforts in 1998 included "Coats for Kids," a program to provide for area children in need, "Children First," an annual information and entertainment festival and "Toy-a-thon," an annual holiday toy drive. In addition, WTOK-TV presents significant local political coverage, including debates, forums and town meetings. WTOK-TV's first run syndicated programming includes "The Oprah Winfrey Show," "Montel Williams," "Sally Jessy Raphael," "Live with Regis & Kathie Lee," "Wheel of Fortune" and "Jeopardy."

WTAP-TV (NBC) PARKERSBURG, WEST VIRGINIA

     Market Description. The Parkersburg DMA consists of three counties, two of which are in western West Virginia and one of which is in southeastern Ohio. Parkersburg is located at the confluence of the Little Kanawha and the Ohio Rivers, approximately 140 miles from Pittsburgh, Pennsylvania and approximately 75 miles from Charleston, West Virginia. The Parkersburg economy is evenly distributed among the manufacturing and services sectors. A number of prominent companies maintain facilities in the Parkersburg market, including E. I. du Pont de Nemours & Co., General Electric Plastics, Shell Chemical, Ames Company, Nashua Photo, Inc. and Schott Scientific Glass, Inc. The area is also home to the Bureau of Public Debt, the printer for all United States Government Bonds, as well as several regional educational institutions including West Virginia University at Parkersburg, Ohio Valley College, Washington State Community College, and Marietta State College with an aggregate student population of approximately 6,600.

     Station History and Characteristics. WTAP-TV was originally licensed in 1953 and is the only commercial television station licensed to serve the Parkersburg market. The Parkersburg market is ranked 186th in the United States, with approximately 61,750 television households and a population of approximately 151,300. This market has a cable penetration rate of 76%. WTAP-TV is broadcast on UHF channel 15 and is an NBC affiliate. The Company acquired WTAP-TV in 1979. Other network affiliated stations, including NBC affiliates, located in Huntington, West Virginia and Columbus, Ohio, are carried on cable systems in Parkersburg, but are not part of the Parkersburg DMA.

     Station Performance. According to the 1998 Nielsen ratings reports, WTAP-TV had a 9 rating and a 28% share of households viewing television. WTAP-TV currently broadcasts 15 hours of local news programming each week. WTAP-TV's special value-added local sales efforts in 1998 included "Coats for Kids," a program to provide for area children in need, and "Back to School Safety Tips" and "Hunter Safety Tips," campaigns to teach and promote safety concerns. Further, WTAP-TV presents significant local election coverage, including debates. WTAP-TV's first run and off-network syndicated programming includes "Wheel of Fortune," "Jeopardy," "Home Improvement," "Seinfeld," "The Oprah Winfrey Show," "Judge Judy" and "Live with Regis and Kathie Lee."

KGWN-TV (CBS) CHEYENNE, WYOMING
KSTF-TV (CBS) SCOTTSBLUFF, NEBRASKA
KTVS-TV (CBS) STERLING, COLORADO

     Market Description. The Cheyenne-Scottsbluff DMA consists of the four counties, two in southeastern Wyoming and two in western Nebraska. Cheyenne, the state capital of Wyoming, is located approximately 100 miles north of Denver, Colorado. The Cheyenne economy is supported primarily by government, transportation, tourism, services and light manufacturing. Significant employers in the area include Union Pacific Railroad, United Medical Center, Veteran's Administration Hospital, Safecard and Frontier Oil Refinery. Cheyenne is also home to the F. E. Warren United States Air Force Base, which employs more than 4,000 people in military and civilian capacities.

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

     Station History and Characteristics. KGWN-TV, originally licensed in 1954 to serve Cheyenne, Wyoming. Since first going on the air, KGWN-TV has been the only home market station in the city of Cheyenne and Laramie County. The Cheyenne-Scottsbluff market is ranked 196th in the United States with approximately 50,180 television households and a population of approximately 129,000. This market has a cable penetration rate of 72%. KGWN-TV is broadcast on VHF channel 5 and is a CBS affiliate. KSTF- TV, broadcast on VHF channel 10, and KTVS-TV, broadcast on VHF channel 3, are operated as S-2 satellites receiving a substantial portion of their programming from KGWN-TV. However, as S-2 satellites, KSTF-TV and KTVS-TV broadcast some self-produced local programming which is not provided by KGWN-TV. KGWN-TV competes with two other commercial stations in the Cheyenne market, a satellite station of an ABC affiliate in Casper, Wyoming which broadcasts Fox programming in Cheyenne, and a satellite station of an NBC affiliate in Casper, Wyoming, both of which broadcast on UHF channels. KSTF- TV competes with one other commercial station in the Scottsbluff market, a satellite station of an ABC affiliate which broadcasts on a VHF channel. KTVS-TV competes to some extent with several stations broadcasting from Denver, Colorado.

     Station Performance. According to the 1998 Nielsen ratings reports, KGWN-TV was ranked number one in its market with a 5 rating and a 18% share of households viewing television. KGWN-TV currently is the number one ranked news station in this market. Since being acquired in June 1996 by the Company, the Station has added weekday newscasts at 6:30 am, 12:00 noon and 5:00 pm, as well as expanded coverage during the 7:00 to 9:00 am time period. Currently, the Station airs 13 hours and 53 minutes of local news programming per week as opposed to 6 hours and 50 minutes it broadcast each week prior to being acquired by the Company. KGWN-TV's special value-added local sales efforts in 1998 included coverage of "Cheyenne Frontier Days", a 10-day western celebration featuring the world's largest outdoor rodeo, the live broadcast of the "Fire in the Sky" Fourth of July celebration and "Motorsports Shootout," a car and bike show and festival. Further, KGWN-TV presents the "Cheyenne Christmas Parade," "Christmas Choral Festival" and "Holiday Shopper," a direct mail campaign. Since being acquired by the Company, the Station has added "The Rosie O'Donnell Show" to its first run syndicated programming schedule. KGWN-TV's first run and off-network syndicated programming also includes "Live with Regis & Kathie Lee," "Mad About You" and "Martha Stewart Living."

KGWC-TV (CBS) CASPER AND RIVERTON, WYOMING
KGWL-TV (CBS) LANDER, WYOMING
KGWR-TV (CBS) ROCK SPRINGS, WYOMING

     Market Description. The Casper-Riverton DMA consists of five counties in central Wyoming. Casper is located approximately 290 miles southeast of Billings, Montana and 275 miles north of Denver, Colorado. The Casper economy, historically centered on oil and agriculture, has recently diversified with the growth of its service sector. Major employers in the area include the Wyoming Medical Center and Wotco, Inc., Casper is also home to Casper College and the University of Wyoming-Casper, with an aggregate student population of approximately 4,500.

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

     Station History and Characteristics. KGWC-TV, originally licensed in 1980 to serve Casper, Wyoming. The Casper-Riverton market is ranked 199th in the United States, with approximately 47,690 television households and a population of approximately 125,000. This market has a cable penetration rate of 63%. KGWC-TV is broadcast on UHF channel 14 and is a CBS affiliate. KGWL-TV, broadcast on VHF channel 5, and KGWR-TV, broadcast on VHF channel 13, are operated as S-1 satellite stations receiving all of their programming from KGWC-TV. KGWC-TV competes with three other commercial stations in this market, an NBC affiliate which broadcasts on a VHF channel and ABC and Fox affiliates which broadcast on UHF channels. In November 1997, KGWC-TV relocated to a 10,000 square foot leased facility in downtown Casper. The new location includes significant technological improvements in order to better serve the market.

     Station Performance. According to the 1998 Nielsen ratings reports, KGWC-TV was ranked number two in its market with a 3 rating and a 12% share of households viewing television. KGWC-TV currently is the number two ranked news station in this market. Since being acquired in June 1996 by the Company, the Station has added 10:00 pm newscasts on Saturday and Sunday. Currently, the Station airs 6 hours of local news programming per week as opposed to 5 hours it broadcast each week prior to being acquired by the Company. KGWC-TV's special value-added local sales efforts in 1998 included sponsorship of the local and state-wide "Catch a Rising Star" talent contest, "Celebrate Casper," a local art festival, and "The Central Wyoming Fair and Rodeo." In addition, KGWC-TV provides coverage of the Wyoming State Wrestling and Basketball tournaments. Since being acquired by the Company, the Station has added "Wheel of Fortune" and "The Rosie O'Donnell Show" to its first run syndicated programming schedule. KGWC-TV's first run and off-network syndicated programming also includes "Live with Regis & Kathie Lee," "Mad About You" and "Martha Stewart Living."

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

     Whether or not a station is affiliated with one of the four major networks (ABC, CBS, NBC or Fox) may have a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical network affiliate receives a significant portion of its daily programming from the network. This programming, together with cash payments, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the broadcast of network programming. The Fox network has operating characteristics which are similar to ABC, CBS and NBC, although the hours of network programming produced for Fox affiliates is less than that produced by the other major networks. In addition, UPN and The Warner Brothers Television Network recently have been launched as new television networks. However, neither produce a significant amount of network programming.

     Through the 1970's, network television broadcasting generally enjoyed dominance in viewership and television advertising revenues. FCC regulation evolved to address this dominance, with the focus on increasing competition and diversity of programming in the television broadcasting industry. See "--Federal Regulation of Television Broadcasting."

     Cable television systems were first installed in significant numbers in the late 1960s and early 1970s and were initially used to retransmit broadcast television programming in areas with poor broadcast signal reception. According to the 1998 Television & Cable Factbook, cable television currently passes approximately 93% of all television households nationwide and approximately 69% of such households are cable subscribers. Cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With increased cable penetration, the cable programming share of advertising revenues has increased. Notwithstanding increased cable viewership and advertising, broadcast television remains the dominant distribution system for mass market television advertising. No single cable programming network regularly attains audience levels amounting to more than a small fraction of any single major broadcast network. Despite the growth in the alternative programming from cable, according to Nielsen, 67.4% of all prime time television viewing time during the 1997-1998 broadcast season, through November 1998, was spent viewing ABC, CBS, NBC, and Fox programming.

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

NETWORK AFFILIATION OF THE STATIONS

     Each of the Stations is affiliated with either ABC, CBS, NBC or Fox pursuant to an affiliation agreement (an "Affiliation Agreement"). Each Affiliation Agreement provides the affiliated Station with the right to broadcast all programs transmitted by the network with which the Station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for every hour that a Station elects to broadcast network programming, the network pays the Station a specified fee, which varies with the time of day. Typically, prime-time programming generates the highest hourly rates. Rates are subject to increase or decrease by the network during the term of an Affiliation Agreement, with provisions for advance notices and the right of termination by the Station in the event of a reduction of rates.

     Each of the Stations' network affiliation agreements currently runs for a period of two to ten years. WYTV, WBKO-TV, WTOK-TV and WHSV-TV, all of which are ABC affiliates, each have a five-year affiliation agreement which expires in 1999. There can be no assurance that the Company will renew its affiliation with ABC or, in the event of a renewal of these affiliations, whether the historical level of network compensation will be maintained. KMIZ-TV, an ABC affiliate, operates under an affiliation agreement which expires in 2000 and is automatically renewed for successive terms, subject to either party's right to terminate the agreement at the end of its term upon 180 days' advance notice. WHOI-TV, an ABC affiliate, currently operates under an affiliation agreement which expires in 2005 and which does not provide for renewals. Each of KDLH-TV, WIFR-TV, KHQA-TV, WTVY-TV, KGWN-TV, KGWC-TV, KCOY- TV, WIBW-TV, WSAW-TV, WTRF-TV, KAUZ-TV and KOSA-TV, all of which are CBS affiliates, has a ten-year affiliation agreement which expires in 2005 and is automatically renewed for successive five-year terms, subject to either party's right to terminate the agreement at the end of any term upon six months' advance notice. WMTV-TV, WWLP-TV and WILX-TV, all of which are NBC affiliates, each have an affiliation agreement which expires in 2006 and is automatically renewed for successive five-year terms, subject to either party's right to terminate the agreement at the end of any term upon six months' advance notice. WTAP-TV, an NBC affiliate, currently operates under a five-year affiliation agreement which expires in 1999 and is automatically renewed for successive terms, subject to either party's right to terminate the agreement at the end of any term upon 12 months' advance notice.

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

     In 1997, the Company entered into an agreement with The Warner Bros. Television Network to develop a local cable affiliate called the "WeB" in each of the Company's 20 markets which rank above 100. The WeB is a 24 hour, seven day a week television channel which broadcasts The Warner Bros. Television Network prime time programming, WB Kids programming and syndicated programming of Warner Bros. and others. The WeB began service in September 1998 in most 100-plus markets. The Company is responsible for all local sales efforts for the new channels in its WeB markets. The WeB's impact on the Company's operations for 1998 was insignificant and is anticipated to be insignificant in 1999.

ADVERTISING SALES

     Television station revenues are derived primarily from local, regional and national advertising and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. Advertising rates are based upon numerous factors including a program's popularity among the viewers an advertiser wishes to target, the number of advertisers competing for the available time, the size and demographic composition of a program's audience and the availability of competing or alternative advertising media in the market area. Because broadcast television stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry and as a result may contribute to a decrease in the revenues of broadcast television stations. The Company seeks to manage its spot inventory efficiently thereby maximizing advertising rates.

     Local Sales. Approximately 53.5% of the gross revenues of the Stations in 1998 came from local and regional advertisers. Local and regional advertising is sold primarily by each Station's professional sales staff. Typical local and regional advertisers include automobile dealerships, retailers, local grocery chains, soft drink bottlers, state lotteries and restaurants. The Company focuses on local advertisers by producing their commercials, producing news and informational programming with local advertising appeal and sponsoring or co-promoting local events and activities that give local advertisers value-added community identity. The Company's management team monitors sales plans and promotional activities and frequently shares such information among the Stations.

     National Sales. Approximately 25.9% of the gross revenues of the Stations in 1998 came from national advertisers. Typical national advertisers include automobile manufacturers, consumer goods manufacturers, communications companies, fast food franchisers, national retailers and direct marketers. National advertising time is sold through representative agencies retained by the Company. Nine of the Stations are represented by Katz Television Sales, eleven Stations are represented by Petry Television, Inc., and three retain Blair Television. The Stations' national sales coordinators actively assist their national sales representatives to induce national advertisers to increase their national spot expenditures designated to the Company's markets.

COMPETITION

     The principal methods of competition in television broadcasting are the development of audience interest through programming and promotions and competition in rates charged to advertisers. Broadcast television stations compete for advertising revenues with other broadcast stations, cable television and all other advertising media in their market areas and generally do not compete with stations in other markets. The Company has generally acquired stations in markets where there are only a limited number of over-the-air television stations competing for local viewership and for local advertising revenues. In two of its markets, the Company owns the only local television station. In four markets, the Company owns one of only two local television stations. In five markets, the Company owns one of three local television stations. In nine markets, the Company owns one of four local television stations. In the Columbia and Jefferson City, Missouri market, the Company owns two of five stations, one of the owned stations being the jointly operated low-power station known in the market as Fox-11. In addition, WTVY-TV competes with two other stations in the Dothan market and with three other stations in the Panama City market.

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

     Three nationwide companies deliver DBS to homes from satellites. The FCC has also adopted rules which may significantly increase the number of multipoint distribution service stations ("MDS") (i.e., video service distributed on microwave frequencies which can only be received by special microwave antennae). These MDS stations have launched service in several cities, and one telephone company has also begun offering digital MDS service. In addition, the FCC has licensed a 28 GHz and 31 GHz microwave cable service that will have the potential to provide up to 100 channels of video or more. The FCC has licensed low power television stations which are television stations with coverage areas much smaller than those served by full power conventional television stations.

     Current technology offers several different methods for transmitting television signals with greatly improved definition, color rendition, sound and wider screen picture. Collectively, these improvements are referred to as digital television ("DTV"), with the most advanced type of transmission system being high definition television. Intensive research and development efforts have achieved forms of DTV that can be transmitted by existing terrestrial broadcasters in the United States. A number of such proposed systems have been extensively tested by an industry test center under the auspices of an Industry Advisory Committee reporting to the FCC. Following such testing, the major proponents of the competing systems agreed to combine their efforts to provide a single DTV system, and these efforts resulted in technical standards that were submitted to the FCC in 1995. In 1996, the FCC adopted a technical standard for DTV. The standard will involve the broadcast of DTV on a separate television channel from that used for conventional broadcasting. This separate channel may also be used by broadcasters for data transmission and multi-channel transmission. The FCC has decided to issue a second channel to each television broadcaster to permit it to provide DTV during a transition period. Although in some cases a DTV channel may provide a station with a smaller geographic service area than its current channel, most stations are expected to obtain DTV service areas that are consistent with their current service areas. At the end of the transition period in 2006, each broadcaster will be required to return to the FCC one of these two channels. This transition ultimately will permit broadcasters to provide higher quality services to their viewers and may permit broadcasters to compete more effectively with other digital video systems. However, constructing and operating a second television channel will require a substantial capital outlay for all of the Stations. In late 1998, the FCC refined its DTV rules and DTV channel assignments. The FCC's DTV decisions now are subject to judicial review before the U.S. Court of Appeals for the District of Columbia Circuit. Also in 1998, the FCC issued a decision to implement the requirement of the Telecommunications Act of 1996 that it charge broadcasters a fee for offering subscription services on the DTV channel. The FCC's decision to impose a fee of 5% of the gross revenues generated by such services currently is subject to petitions for reconsideration before the FCC. The FCC also is considering whether and how to extend cable systems' obligations for mandatory carriage of certain broadcast television signals to the DTV channel. Deliberations on this issue include the question of whether cable systems will be required to carry both DTV and analog channels broadcast by a television station that multicasts on its DTV channel, and whether cable systems should be required to retransmit DTV signals in the same definition in which originally broadcast. The Company is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of the Company's operations.

     Programming. Competition for programming involves negotiating with national program distributors or syndicators which sell first run and rerun packages of programming. The Stations compete against local broadcast stations for exclusive access to first run products (such as "The Oprah Winfrey Show," "Wheel of Fortune" and "Jeopardy") and for off-network reruns (such as "Home Improvement," "Seinfeld" and "Roseanne") in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks have acquired programs that would have otherwise been offered to local television stations. Competition also occurs for exclusive news stories and features.

     Advertising. The Stations compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems and internet sites. Competition for advertising expenditures in the broadcasting industry occurs primarily in individual markets. Generally, television broadcasting stations in one market do not compete with stations in other market areas.

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

RATING SERVICE DATA

     All television stations in the United States are grouped into 211 television markets which are ranked in size according to the number of television households in such markets. Nielsen periodically publishes reports on the estimated audience for the television stations in the various television markets throughout the country. The audience estimates are expressed in terms of the percentage of the total potential audience in a market viewing a particular station (the station's "rating") and of the percentage of households actually viewing television (the station's "share"). The ratings reports provide data on the basis of total television households and selected demographic groupings in 15-minute or half-hour increments for a particular market. Each specific market is called a Designated Market Area ("DMA"). Every county in the continental United States is assigned to a DMA of a specific television market on an exclusive basis. In larger markets, ratings are determined by a combination of meters connected directly to selected television sets (the results of which are reported on a daily basis) and weekly diaries of television viewing prepared by the actual viewers. In smaller markets only weekly diaries are completed during four separate four-week periods during the course of any year. These periods are commonly knows as "sweeps periods." All the Company's markets are measured during these sweeps periods.

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

     In the vast majority of cases, broadcast licenses are renewed by the FCC even when the petitions to deny are filed against broadcast license renewal applications. All of the Stations are presently operating under eight-year licenses expiring on various dates from 1999 to 2006. Currently, WWLP-TV, Springfield, Massachusetts has a pending application for license renewal. The Company is not aware of any facts or circumstances that might prevent any of the Stations from having its current license renewed at the end of its respective term or which might prevent the license renewal for WWLP-TV from being granted.

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

     The FCC also limits the common ownership of broadcast stations with overlapping service areas, combined local ownership of a newspaper and a broadcast station and combined local ownership of a cable television system and a broadcast television station. FCC rules currently allow an entity to have an attributable interest in only one television station in a market. The FCC has a pending proceeding that may result in the liberalization of the duopoly rules. The FCC proposed revised duopoly rules during the fourth quarter of 1996 and it is expected that, after considering public comments, new rules will become effective during 1999. The Company owns several stations in adjacent markets with overlapping signals. These stations are WIFR-TV in Rockford, Illinois and WMTV-TV in Madison, Wisconsin; WYTV-TV in Youngstown, Ohio and WTRF-TV in Wheeling, West Virginia; and WTAP-TV in Parkersburg, West Virginia and WTRF-TV in Wheeling, West Virginia. The duopoly rules ordinarily would prevent the Company from owning stations with overlapping signals. In all cases except Rockford-Madison, the Company has obtained a waiver conditioned on the outcome of the FCC's proceeding to reform the duopoly rule that will permit it to retain the Stations if the FCC changes its rules to permit such common ownership.

If the FCC does not so change its rules, the Company will have six months to divest one of the Stations in each combination. In the case of Rockford-Madison, the signal overlap was greater than permitted under the FCC's proposed rule; accordingly, the Company has placed the Madison station in a disposition trust. As a result of the limited waiver provided by the FCC, the Company has had discussions concerning exchanging or selling Stations which would eliminate the duopoly overlap. No agreement or understanding currently exists with respect to any such sale or exchange. There can be no assurance that the FCC will act to liberalize the rule or that it will do so in time to avoid the Company's being required to divest certain Stations in order to eliminate any signal overlap. Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any changes the FCC may adopt.

     Under the FCC's ownership rules, if a purchaser of the Company's common stock acquires an "attributable" interest in the Company, a violation of FCC regulations could result if that purchaser owned or acquired an attributable interest in other media properties in a manner prohibited by the FCC's rules. All officers and directors of a licensee, as well as stockholders who own 5% or more of the outstanding voting stock of a licensee (either directly or indirectly), will generally be deemed to have an attributable interest. For certain institutional investors who exert no control or influence over a licensee, the bench-mark is 10% or more of such outstanding voting stock before attribution occurs. Under FCC regulations, debt instruments, non-voting stock and certain limited partnership interests and voting stock held by non-majority stockholders in cases in which there is a single majority stockholder are not generally subject to attribution. The Company currently has a single majority stockholder who owns 87.4% of outstanding stock of the Company. In the event the Company no longer had a single majority stockholder, minority interests would be deemed to be attributable interests. The FCC has initiated an inquiry into modifying several of these attribution standards. It is likely that this inquiry will be concluded in late 1999, and there can be no assurance that these rules will be changed.

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

     Qualified candidates for Federal elective office have a right to buy advertising time on television stations. Stations may also choose, but are not required, to carry advertising by state or local candidates. When a station carries advertising by one candidate (whether Federal, state or local), the station must afford "equal time" for advertising by that candidate's opponent(s). During the last 45 days of a primary campaign and the last 60 days of a general election campaign, stations may not charge political candidates rates any higher than the rate being charged to the most favored commercial advertiser for a spot of the same length and class in the same period. These requirements can have the effect of reducing the revenues that a station might otherwise earn during pre-election periods.

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

     Proposed Legislation and Regulation. The Congress and the FCC currently have under consideration, and may in the future adopt new rules, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Stations. In addition to the proposed changes set forth above, examples of such matters include policies concerning eliminating certain cross-ownership restrictions, political advertising and programming practices, flexible use of broadcast spectrum, spectrum use fees, the standards to govern evaluation of television programming directed toward children and violent and indecent programming. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the continued establishment of DBS, wireless cable systems and low power television stations and the participation of telephone companies in the provision of video programming by wire.

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

     In April 1993, a three-judge panel of the United States District Court of the District of Columbia upheld the constitutionality of the legislative must-carry provisions. In June 1994, the Supreme Court ruled that the must-carry provisions were "content-neutral" and, thus, not subject to strict scrutiny and that Congress's stated interests in preserving the benefits of free, off-air broadcast television, promoting the widespread dissemination of information from a multiplicity of sources and promoting fair competition in the market for television programming all qualify as important governmental interests. The Court, however, remanded to the lower federal court with instructions to hold further proceedings with respect to evidence that lack of the must-carry requirements would harm free, off-air broadcasting. In 1995, the lower court again upheld the constitutionality of must-carry requirements after reviewing the required evidence. In its March 31, 1997 decision, the Supreme Court, by a 5 to 4 vote, affirmed the judgement of the district court. The Court concluded that the record supports Congress' judgement that the must-carry provisions serve significant governmental interests, namely preserving the benefits of free, over-the-air local broadcast television, promoting the widespread dissemination of information from a multiplicity of sources and promoting fair competition in the market for television programming.

     Under rules adopted to implement these must carry and retransmission consent provisions, local broadcast stations were required to make their initial elections of must carry or retransmission consent by June 17, 1993, effective October 6, 1993. Stations that failed to elect were deemed to have elected carriage under the must carry provisions. Other issues addressed in the FCC rules were market designations, the scope of retransmission consent and procedural requirements for implementing the signal carriage provisions. By October 1, 1996, stations were required to make their second election covering the three-year period from January 1, 1997 to December 31, 1999.

      The Company has entered into agreements for the Stations with substantially all of the cable system operators which carry the Stations' signals. All of these agreements grant such cable system operators consent to retransmit the Stations' signal. These retransmission arrangements do not represent a significant source of revenue for the Company. Although the Company expects to be able to renew its current retransmission agreements when such agreements expire, there can be no assurance that such renewals will be obtained.

EMPLOYEES

     The Company currently employs 1,190 full-time employees. Approximately 230 of the Company's employees located at WMTV-TV, WILX-TV, WHOI-TV, WTRF-TV, KDLH-TV and WYTV-TV are represented by labor unions under collective bargaining agreements. The collective bargaining agreements expire at various times from 1999 through 2001. There are no unionized employees at the remaining Stations. The Company believes that its relationship with all of its employees, including those represented by labor unions, is satisfactory.

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


                                                 OWNED          APPROXIMATE                                    EXPIRATION
 STATION, MARKET AREA AND USE                   OR LEASED          SIZE (a)              HEIGHT/POWER           OF LEASE
---------------------------------------------------------------------------------------------------------------------------
Madison, Wisconsin
     WMTV (TV)
          Office and Studio.................      Owned         16,485 sq. ft.               --                    --
          Tower/Transmitter Site............      Owned               (b)             1,040 ft./955 kw             --

Youngstown, Ohio
     WYTV
          Office and Studio.................      Owned         18,964 sq. ft.               --                    --
          Tower/Transmitter Site............      Owned               (b)              642 ft./550 kw              --

Springfield and Holyoke,
Massachusetts
     WWLP (TV)
          Office and Studio.................      Owned         20,000 sq. ft.               --                    --
          Tower/Transmitter Site............      Owned               (b)              500 ft./342 kw              --

Lansing, Michigan
    WILX-TV
          Office and Studio.................      Owned         13,700 sq. ft.               --                    --
          Tower/Transmitter Site............      Leased         5,000 sq. ft.         994 ft./309 kw           10/18/2003

Peoria and Bloomington, Illinois
     WHOI (TV)
          Office and Studio.................      Owned         16,900 sq. ft.               --                    --
          Tower/Transmitter Site............      Owned              (b).             640 ft./2,240 kw             --

Santa Barbara, Santa Maria
and San Luis Obispo, California
     KCOY-TV
          Office and Studio.................      Owned         18,000 sq. ft.               --                    --
          Tower/Transmitter Site............      Leased         1,200 sq. ft.         140 ft./115 kw         12/31/2017(c)

Duluth, Minnesota and Superior,
Wisconsin
     KDLH-TV
          Office and Studio.................      Owned       25,000 sq. ft. (d)             --                    --
          Tower/Transmitter Site............      Owned          1,040 sq. ft.         811 ft./100 kw              --

Rockford, Illinois
     WIFR-TV
          Office and Studio.................      Owned         13,500 sq. ft.               --                    --
          Tower/Transmitter Site............      Owned               (b)              674 ft./562 kw              --



                                                 OWNED          APPROXIMATE                                    EXPIRATION
 STATION, MARKET AREA AND USE                   OR LEASED          SIZE (a)              HEIGHT/POWER           OF LEASE
---------------------------------------------------------------------------------------------------------------------------

Wausau and Rhinelander,
Wisconsin
     WSAW-TV
          Office and Studio.................      Owned         24,400 sq. ft.               --                    --
          Tower/Transmitter Site............    Leased (e)         432 sq. ft.         650 ft./316 kw           08/01/2002

Wheeling, West Virginia and
Steubenville, Ohio
     WTRF-TV
          Office and Studio.................      Owned         43,872 sq. ft.(f)             --                   --
          Tower/Transmitter Site............      Owned          2,000 sq. ft.         741 ft./316 kw              --

Topeka, Kansas
     WIBW-TV
          Office and Studio.................      Leased        18,774 sq. ft.(g)             --                08/31/2000
          Tower/Transmitter Site............      Leased         2,338 sq. ft.        1,249 ft./316 kw          02/14/2062

Wichita Falls, Texas and Lawton,
Oklahoma
     KAUZ-TV
          Office and Studio.................      Owned         13,078 sq. ft.               --                    --
          Tower/Transmitter Site............      Owned               (b)             1,028 ft./100 kw             --

Columbia and Jefferson City, Missouri
     KMIZ-TV
          Office and Studio.................      Owned          5,993 sq. ft.               --                    --
          Tower/Transmitter Site............      Owned            875 sq. ft.        1,030 ft./1,580 kw           --

Columbia and Jefferson City, Missouri
     KO2NQ (low power)
           Tower/Transmitter................      Leased              (h)                60 ft./30 w            09/03/2002
     K11TB (low power)
          Tower/Transmitter                       Leased              (i)               100 ft./10 w            05/15/2000

Odessa and Midland, Texas
     KOSA-TV
          Office and Studio.................      Owned         14,222 sq. ft.               --                    --
          Tower/Transmitter Site............      Leased           930 sq. ft.         726 ft./316 kw           10/31/2003

Quincy, Illinois, Hannibal,
Missouri and Keokuk, Iowa
     KHQA-TV
          Office and Studio.................      Owned         18,000 sq. ft.               --                    --
          Tower/Transmitter Site............      Owned          1,200 sq. ft.         804 ft./269 kw              --

Dothan, Alabama and Panama City,
Florida
     WTVY-TV
          Office and Studio.................      Leased        20,440 sq. ft.               --                 12/31/2002
          Tower/Transmitter Site............      Owned          2,500 sq. ft.        1,880 ft./100 kw             --

 Harrisonburg, Virginia
     WHSV-TV
          Office and Studio.................      Owned          6,720 sq. ft.               --                    --
          Tower/Transmitter Site............      Leased         2,016 sq. ft.         337 ft./8.32 kw        12/31/2001(c)



                                                 OWNED          APPROXIMATE                                    EXPIRATION
 STATION, MARKET AREA AND USE                   OR LEASED          SIZE (a)              HEIGHT/POWER           OF LEASE
---------------------------------------------------------------------------------------------------------------------------

Bowling Green, Kentucky
     WBKO-TV
          Office and Studio.................      Owned         17,598 sq. ft.               --                    --
          Tower/Transmitter Site............      Owned          1,175 sq. ft.         603 ft./316 kw              --

Meridian, Mississippi
     WTOK-TV
          Office and Studio.................      Owned         13,188 sq. ft.               --                    --
          Tower/Transmitter Site............      Owned          1,504 sq. ft.         316 ft./316 kw              --

Parkersburg,  West Virginia
     WTAP-TV
          Office and Studio.................      Leased        17,500 sq. ft.               --               04/30/2005(j)
          Tower/Transmitter Site............      Owned          3,600 sq. ft.         439 ft./208 kw              --

Cheyenne, Wyoming
      KGWN-TV
          Office and Studio.................      Owned          7,500 sq. ft.               --                    --
          Tower/Transmitter Site............       (k)           2,646 sq. ft.         620 ft./100 kw              --

Scottsbluff, Nebraska
      KSTF-TV (satellite)
          Office and Studio.................      Owned          2,400 sq. ft.               --                    --
          Tower/Transmitter Site............      Owned          2,457 sq. ft.         674 ft./240 kw              --

Sterling, Colorado
     KTVS-TV (satellite)
          Office and Studio.................      Owned          3,750 sq. ft.               --                    --
          Tower/Transmitter Site............      Owned          2,640 sq. ft.         730 ft./60.6 kw             --

Casper and Riverton, Wyoming
     KGWC-TV
          Office and Studio.................      Leased        10,000 sq. ft.               --               03/04/2007(1)
          Tower/Transmitter Site............      Owned          1,692 sq. ft.          235 ft./60 kw              --

Lander, Wyoming
     KGWL-TV (satellite)
          Tower/Transmitter Site............      Leased          768 sq. ft.           155 ft./30 kw           12/31/2007

Rock Springs, Wyoming
     KGWR-TV (satellite)
          Tower/Transmitter Site............      Leased          400 sq. ft.           100 ft./12 kw           05/22/1999



-----------------
(a) Approximate size is for building space only and does not include the land on which the facilities are located.
(b) Tower/Transmitter Site is located at and included within the size of the office and studio premises.
(c) Occupied pursuant to a Special Use Permit granted by the United States Department of Agriculture Forest Service.
(d) The Company owns a building of approximately 55,000 sq. ft. in which the offices and studio of KDLH-TV are located and of which approximately 30,000 sq. ft. are leased to third parties.
(e)  Leased together with TAK Communications from the Wisconsin Educational
     Board.
(f) The Company owns a building of approximately 46,872 sq. ft. in which the offices and studio of WTRF-TV are located and of which approximately 3,000 sq. ft. are leased to a third party.
(g) The Company leases a building of approximately 23,837 sq. ft. in which the offices and studio of WIBW-TV are located and of which approximately 5,063 sq. ft. are subleased to Stauffer Communications, Inc., which owns and operates radio stations WIBW AM and FM.
(h)  The Company leases rooftop space for its tower/transmitter.
(i) The Company leases space on a tower on which it has mounted a broadcasting antenna.
(j) The Company has an option to purchase the premises on each of May 1, 2000 and 2005 for $650,000 and $750,000, respectively.
(k) This property is utilized subject to an easement granted by the State of Wyoming.
(l) The Company has an option to purchase the premises during the term of the lease at purchase prices that are subject to adjustment during the lease term based on the date the option is exercised. The purchase price would have been $379,812 as of December 31, 1998.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data for the five years ended December 31, 1998 represents the consolidated financial information of the Company and are derived from the audited Consolidated Financial Statements, which Consolidated Financial Statements for the three years ended December 31, 1998 together with the report of McGladrey & Pullen, LLP, independent certified public accountants, are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial information presented below should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------------------------------------------
                                         1994          1995(a)                  1996(b)                      1997
                                         ----          -------                  -------                      ----
                                                                        BENEDEK        BENEDEK        BENEDEK       BENEDEK
                                                                     BROADCASTING   COMMUNICATIONS  BROADCASTING  COMMUNICATIONS
                                                                      CORPORATION    CORPORATION    CORPORATION    CORPORATION
                                     -----------------------------------------------------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Statement of
    Operations Data:
Net revenue(c) .....................   $  44,221      $  50,329      $  96,386      $  96,386      $ 127,073      $ 127,073
Operating expenses:
    Station operating expenses .....      24,810         29,049         58,602         58,602         80,003         80,003
    Depreciation and amortization ..       3,403          5,041         20,220         20,220         31,380         31,380
                                       ---------      ---------      ---------      ---------      ---------      ---------
Station operating income ...........      16,008         16,239         17,564         17,564         15,690         15,690
    Corporate ......................       1,309          1,576          2,696          2,696          3,787          3,787
                                       ---------      ---------      ---------      ---------      ---------      ---------
Operating income ...................      14,699         14,663         14,868         14,868         11,903         11,903
                                       ---------      ---------      ---------      ---------      ---------      ---------
Financial expenses, net:
Interest expense, net(d):
    Cash interest, net .............      (7,740)       (14,763)       (22,559)       (22,559)       (28,866)       (28,866)
    Other interest .................      (4,905)          (712)        (1,030)        (8,130)        (5,352)       (19,374)
                                       ---------      ---------      ---------      ---------      ---------      ---------
                                         (12,645)       (15,475)       (23,589)       (30,689)       (34,218)       (48,240)
Other, net .........................         (10)          --             --             --             --             --
                                       ---------      ---------      ---------      ---------      ---------      ---------
                                         (12,655)       (15,475)       (23,589)       (30,689)       (34,218)       (48,240)
                                       ---------      ---------      ---------      ---------      ---------      ---------
 Income (loss) before income tax
    benefit and extraordinary item .       2,044           (812)        (8,721)       (15,821)       (22,315)       (36,337)
 Income tax benefit (e) ............        --             --            1,849          4,664          6,393         12,027
                                       ---------      ---------      ---------      ---------      ---------      ---------
 Income (loss) before
    extraordinary  item ............       2,044           (812)        (6,872)       (11,157)       (15,922)       (24,310)
 Extraordinary item (f) ............        --            6,864           --             --             --             --
                                       ---------      ---------      ---------      ---------      ---------      ---------
 Net income (loss) .................       2,044          6,052      $  (6,872)       (11,157)     $ (15,922)       (24,310)
                                                                     =========                     =========
 Preferred stock dividends
    and accretion ..................        --             --                          (9,519)                      (19,037)
                                       ------------------------                     ---------                     ---------
 Net income (loss) applicable
    to common stock ................   $   2,044      $   6,052                     $ (20,676)                    $ (43,347)
                                       ========================                     =========                     =========
Basic earnings (loss) per
    common share (k):
    Income (loss) before
       extraordinary item ..........   $    0.29      $   (0.12)                    $   (2.94)                    $   (6.17)
    Extraordinary item .............        --             0.98                           --                            --
                                       ------------------------                     ---------                     ---------
    Earnings (loss) per
     common share ..................   $    0.29      $    0.86                     $   (2.94)                    $   (6.17)
                                       ------------------------                     ---------                     ---------
                                       ------------------------                     ---------                     ---------
 Weighted-average common
    shares outstanding.......... ...   7,030,000      7,030,000                     7,030,000                     7,030,000
                                       ------------------------                     ---------                     ---------
                                       ------------------------                     ---------                     ---------
                                         YEAR ENDED DECEMBER 31,
                                     --------------------------------
                                                 1998
                                                 ----
                                         BENEDEK         BENEDEK
                                       BROADCASTING   COMMUNICATIONS
                                       CORPORATION      CORPORATION
                                     --------------------------------
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Statement of
    Operations Data:
Net revenue(c) .....................  $ 139,833      $ 139,833
Operating expenses:
    Station operating expenses .....     85,509         85,509
    Depreciation and amortization ..     30,830         30,830
                                      ---------      ---------
Station operating income ...........     23,494         23,494
    Corporate ......................      4,643          4,643
Operating income ...................     18,851         18,851
                                      ---------      ---------
Financial expenses, net:
Interest expense, net(d):
    Cash interest, net .............    (26,809)       (26,485)
    Other interest .................     (1,341)       (17,043)
                                      ---------      ---------
                                        (28,150)       (43,528)
Other, net .........................       --             --
                                      ---------      ---------
                                        (28,150)       (43,528)
                                      ---------      ---------
 Income (loss) before income tax
    benefit and extraordinary item ..    (9,299)       (24,677)
 Income tax benefit (e) ........ ....     1,901          8,052
                                      ---------      ---------
 Income (loss) before
    extraordinary  item .............    (7,398)       (16,625)
 Extraordinary item (f) .............      --             --
                                      ---------      ---------
 Net income (loss) .................. $  (7,398)       (16,625)
                                      =========
Preferred stock dividends
    and accretion ...................                  (30,855)
                                                     ---------
 Net income (loss) applicable
    to common stock .................                $ (47,480)
                                                     =========
Basic earnings (loss) per
    common share (k):
    Income (loss) before
       extraordinary item ...........               $   (6.42)
    Extraordinary item ..............                     --
                                                     ---------
    Earnings (loss) per
     common share ...................               $   (6.42)
                                                     ---------
                                                     ---------
 Weighted-average common
    shares outstanding...............               7,400,000
                                                     ---------
                                                     ---------


                                                                         YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------------------------------------
                                        1994          1995 (a)              1996 (b)                        1997
                                        ----          --------              --------                        ----
                                                                    BENEDEK         BENEDEK        BENEDEK         BENEDEK
                                                                  BROADCASTING   COMMUNICATIONS  BROADCASTING   COMMUNICATION
                                                                   CORPORATION     CORPORATION    CORPORATION    CORPORATION
                                     -----------------------------------------------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

STATEMENT OF CASH FLOW
   DATA:
 Net cash provided by
    (used in) operating activities    $  10,493      $   3,250      $  17,842      $  17,843      $   8,471      $   8,471
 Net cash (used in)
    investing activities .........       (2,507)       (30,972)      (326,632)      (326,632)        (6,282)        (6,282)
 Net cash provided by
    (used in) financing activities       (7,037)        32,773        307,212        307,212         (7,632)        (7,632)
Certain Financial Data:
 Broadcast cash flow (g) .........    $  19,627      $  21,310      $  38,864      $  38,864      $  47,534      $  47,534
 Broadcast cash flow margin (h) ..         44.4%          42.3%          40.3%          40.3%          37.4%          37.4%
 Adjusted EBITDA (i) .............    $  18,318      $  19,734      $  36,169      $  36,169      $  43,747      $  43,747
 Adjusted EBITDA margin (j) ......         41.4%          39.2%          37.5%          37.5%          34.4%          34.4%
 Amortization of program
    broadcast rights .............    $   2,104      $   2,162      $   4,399      $   4,399      $   6,401      $   6,401
 Payment for program
    broadcast rights .............        1,888          2,132          3,318          3,318          5,937          5,937
 Capital expenditures ............        1,161          2,008          5,003          5,003         10,883         10,833

BALANCE SHEET DATA
    (END OF PERIOD):
 Total assets ....................    $  73,621      $ 114,453      $ 491,296      $ 495,015      $ 465,523      $ 468,495
 Working capital .................        1,611         13,665          3,697          3,697          2,511          2,511
 Long-term debt (l) ..............      107,607        135,767        261,186        358,234        260,594        370,917
 Redeemable preferred stock ......         --             --             --          105,519           --          124,556
 Stockholder's equity (deficit) ..      (42,616)       (36,564)       144,472        (51,561)       128,550        (94,908)

                                       YEAR ENDED DECEMBER 31,
                                     ------------------------------
                                               1998
                                               ----
                                        BENEDEK         BENEDEK
                                      BROADCASTING   COMMUNICATION
                                       CORPORATION     CORPORATION
                                     ------------------------------
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF CASH FLOW
   DATA:
 Net cash provided by
    (used in) operating activities     $  19,452      $  19,776
 Net cash (used in)
    investing activities .........        (6,342)        (6,342)
 Net cash provided by
    (used in) financing activities       (11,467)       (11,791)
Certain Financial Data:
 Broadcast cash flow (g) .........     $  54,683      $  54,683
 Broadcast cash flow margin (h) ..          39.1%          39.1%
 Adjusted EBITDA (i) .............     $  50,188      $  50,188
 Adjusted EBITDA margin (j) ......          35.9%          35.9%
 Amortization of program
    broadcast rights .............     $   6,758      $   6,758
 Payment for program
    broadcast rights .............         6,399          6,399
 Capital expenditures ............        10,308         10,308

BALANCE SHEET DATA
    (END OF PERIOD):
 Total assets ....................     $ 445,102      $ 447,462
 Working capital .................         3,829          3,830
 Long-term debt (l) ..............       249,403        374,816
 Redeemable preferred stock ......          --          162,644
 Stockholder's equity (deficit) ..       123,833       (147,263)


-----------------------------------

(a) On March 31, 1995, the Company acquired WTVY-TV serving Dothan, Alabama and Panama City, Florida. The statement of operations and other data does not include information with respect to WTVY-TV prior to the date of acquisition.
(b) On June 6, 1996, the Company acquired thirteen television stations . The statement of operations and other data does not include information with respect to the Acquisitions prior to June 6, 1996.
(c) Net revenues reflect deductions from gross revenues for agency and national sales representative commissions.
(d) Cash interest expense, net includes cash interest paid and normal adjustments to accrued interest. Other interest expense includes accrued interest with respect to warrants to purchase the Company's common stock, accrued interest with respect to the contingent equity value of the Company and long-term deferred interest, accrued interest added to long-term debt balances, deferred loan amortization and accretion of discounts.
(e) The Company had historically elected to be taxed as an S Corporation for federal and state income tax purposes. The Company's election to be taxed as an S Corporation terminated automatically concurrently with the consummation of the Acquisitions. Accordingly, the then sole stockholder of the Company is responsible for the payment of income taxes on the Company's taxable income for any time prior to June 6, 1996. The Company is now subject to federal and state income taxes.
(f) The Company recorded an extraordinary gain from the early extinguishment of debt comprised of a gain of $11.1 million reduced by losses of $2.7 million of prepayment premiums and contingent payments and $1.5 million of unamortized debt discount and deferred loan costs.
(g) Broadcast cash flow is defined as operating income, excluding net income of non-recourse subsidiaries, before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights, corporate expenses and non-cash compensation less payments for program broadcast rights. The Company has included broadcast cash flow data because such data is used by certain investors to measure a company's ability to service debt. Broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.
(h) Broadcast cash flow margin is defined as broadcast cash flow divided by net revenues.
(i) Adjusted EBITDA is defined as operating income, excluding net income of non-recourse subsidiaries, before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments for program broadcast rights. The Company has included Adjusted EBITDA data because such data is used by certain investors to measure a company's ability to service debt. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.
(j) Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues.
(k) Earnings (loss) per common share is computed by dividing income (loss) after the deduction of preferred dividends and accretion of the redemption prepayment premium and amortization of the initial warrants, by the weighted average number of common shares outstanding. The effect of the stock options, initial warrants and contingent warrants has not been reflected in the computation since their inclusion as common stock equivalents for both primary and fully-diluted earnings (loss) per share was anti-dilutive.
(l) Long-term debt is defined as notes payable and capital leases payable (including the current portion thereof), net of discount.

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

     In 1998, the Company reported net revenues of $139.8 million compared to net revenues of $127.1 million in 1997 and $96.4 million in 1996. The results for 1998 were favorably impacted by political revenue of $12.6 million compared to $1.1 million in 1997 and $9.0 million in 1996. The increase in 1997 net revenues was due largely to the Acquisitions. The Company had a net loss of $16.6 million for 1998 compared to a net loss of $24.3 million for 1997 and a net loss of $11.2 million for 1996. Benedek Broadcasting had a net loss of $7.4 million for 1998 compared to a net loss of $15.9 million for 1997 and a net loss of $6.9 million for 1996. Adjusted EBITDA for the year ended December 31, 1998 was $50.2 million as compared to $43.7 million for 1997 and $36.2 million for the year ended December 31, 1996.

     Net revenues and operating cash flow of the Company are generally higher during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending, an increase in viewership during this period, and political advertising expenditures in even numbered years, and to a lesser extent, during the second quarter of each year.

     Time sales to local/regional advertisers and national advertisers constitute the largest concentration of the Company's operating revenues and represent approximately 87% of gross revenues in 1998 as compared to 85% in 1997. Excluding political advertising revenue, however, the percentage of gross revenues attributable to local/regional advertising and national advertising of the Company in 1996, 1997 and 1998 was 86.6%, 85.9% and 86.1%, respectively. Approximately 53.5% of the gross revenues of the Company in 1998 was generated from local and regional advertising, which is sold primarily by the Stations' sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by the Company. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

     The Company's primary operating expenses are employee compensation, programming, depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. The Company purchases first run and off-network syndicated programming on an ongoing basis. Under its contract with the network, a network-affiliated station receives approximately two-thirds of its daily programming from its network and in turn is compensated, in most cases, by its network for carrying such programming with the network's commercial content intact. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. The Company's operating expenses

(excluding depreciation and amortization) represent approximately 65% of net revenues for 1998 as compared to 66% for 1997 and 64% of net revenues for 1996.

     During October 1998, the Company transferred WMTV-TV, the Company's station in Madison, Wisconsin to a disposition trust (the " WMTV Trust") due to the Grade A broadcast signal overlap between WMTV-TV and WIFR-TV, the Company's station in Rockford, Illinois. Under the FCC's current duopoly rules, the Company will be required to dispose of one of such stations within six months after the transfer to the trust. The Company is seeking to comply with the FCC requirements by either exchanging one of the stations for another broadcast station in a transaction qualifying for deferred capital gains treatment under
Section 1031 of the Internal Revenue Code of 1986 or by selling either WMTV-TV or WIFR-TV. Under the trust arrangement, the Company relinquished control of WMTV-TV to a trustee while retaining the economic risks and benefits of ownership. If the trustee is required to effect a sale of WMTV-TV, the Company would incur a significant gain and related tax liability. The FCC has allowed up to six months for the trustee to file an application seeking the agency's approval of a swap or sale. The approval process is expected to take between two and six months.

     During September 1998, the Company began delivering The Warner Bros. Television Network programming to local cable companies in 15 of the Company's 20 markets which rank above market 100 as measured by Nielsen surveys. These local affiliates are called the "WeB" and are operated by a newly-formed wholly-owned subsidiary of Benedek Broadcasting called Benedek Cable, Inc. ("BCI"). The WeB is a 24 hour, seven day a week television channel which broadcasts The Warner Bros. Television Network prime time programming, WB Kids children's programming and syndicated programming of Warner Bros. and others. The Company is continuing its negotiations with cable systems in its markets for the carriage of WeB programming to all households within its WeB markets. The WeB's impact on the Company's operations for 1998 was insignificant and is expected to be insignificant in 1999. For purposes of the Company's Adjusted EBITDA, the net income (loss) of BCI is excluded due to its status as a non-recourse subsidiary.

     On June 6, 1996, the Company acquired substantially all of the broadcast television assets of Stauffer Communications, Inc. consisting of five principal broadcast television stations and four satellite broadcast television stations for a purchase price of $54.5 million. The principal stations acquired by the Company were KCOY-TV, Santa Maria, California; WIBW-TV, Topeka, Kansas; KMIZ-TV, Columbia, Missouri; KGWC-TV, Casper, Wyoming; and KGWN-TV, Cheyenne, Wyoming. KGWC-TV operates two satellite stations, KGWL-TV, Lander, Wyoming, and KGWR-TV, Rock Springs, Wyoming, both of which rebroadcast the programming of KGWC-TV. KGWN-TV operates two satellite stations, KSTF-TV, Scottsbluff, Nebraska, and KTVS-TV, Sterling, Colorado, both of which rebroadcast the programming of KGWN-TV. All of these stations are affiliated with CBS, except for KMIZ-TV, Columbia, Missouri, which is affiliated with ABC.

     On June 6, 1996, the Company acquired all of the capital stock of Brissette Broadcasting Corporation ("Brissette") for $270.0 million in cash and preferred stock. All of the outstanding indebtedness of Brissette was paid in full by the sellers at the closing. By acquiring all of the capital stock of Brissette, the Company acquired eight network-affiliated television stations including WMTV-TV, the NBC affiliate serving Madison, Wisconsin; WWLP-TV, the NBC affiliate serving Springfield, Massachusetts; WILX-TV, the NBC affiliate serving Lansing, Michigan; WHOI-TV, the ABC affiliate serving Peoria, Illinois; WSAW-TV, the CBS affiliate serving Wausau, Wisconsin; WTRF-TV, the CBS affiliate serving Wheeling, West Virginia and Steubenville, Ohio; KAUZ-TV, the CBS affiliate serving Wichita Falls, Texas; and KOSA-TV, the CBS affiliate serving Odessa, Texas. Of the $270.0 million paid for the capital stock of Brissette, $225.0 million was paid in cash and $45.0 million was paid by the issuance of the junior preferred stock of the Company to General Electric Capital Corporation ("GECC") and Mr. Paul Brissette.

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

     The following table sets forth certain historical results of the operations and operating data for the periods indicated. The table includes the results of operations of the Acquisitions only from the closing date of June 6, 1996.

                                               YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                            1996         1997         1998
                                            ----         ----         ----
                                               (DOLLARS IN THOUSANDS)
   Operating income ..................    $ 14,868     $ 11,903     $ 18,851
         Add:
         Amortization of program
          broadcast rights ...........       4,399        6,401        6,758
         Depreciation and amortization      20,220       31,380       30,830
         Corporate expenses ..........       2,695        3,787        4,643
       Less:
          Payment for program
            broadcast liabilities ....      (3,318)      (5,937)      (6,399)
                                          --------     --------     --------
   Broadcast cash flow ...............    $ 38,864     $ 47,534     $ 54,683
                                          ========     ========     ========


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

   The following table provides historical information.


                                                  YEAR ENDED DECEMBER 31,
                                     --------------------------------------------
                                         1997               1998        % CHANGE
                                         ----               ----        --------
                                              (DOLLARS IN THOUSANDS)
Net revenues ..................        $127,073         $139,833           10.0%
Operating expenses:
  Selling, technical and
    program expenses ..........          60,385           64,651            7.1
  General and administrative ..          19,618           20,858            6.3
  Depreciation and amortization          31,380           30,830           (1.7)
  Corporate ...................           3,787            4,643           22.6
                                       --------         --------           ----
                                        115,170          120,982            5.0
                                       --------         --------           ----
           Operating income ...        $ 11,903         $ 18,851           58.3%
                                       --------         --------           ----
                                       --------         --------           ----

Broadcast cash flow ...........        $ 47,534         $ 54,683           15.0%
Broadcast cash flow margin ....            37.4%            39.1%
Adjusted EBITDA ...............        $ 43,747         $ 50,188           14.7%
Adjusted EBITDA margin ........            34.4%            35.9%


   Net revenues for the year ended December 31, 1998 increased $12.7 million or 10.0% to $ 139.8 million from $127.1 million for the year ended December 31, 1997. Gross revenues excluding political advertising revenue increased $3.6 million or 2.5% to $148.1 million from $144.5 million for the year ended December 31, 1997. Net revenues for the year ended December 31, 1998 were positively affected by political spending and the Winter Olympics shown on the Company's 12 CBS stations. Political advertising revenue for the year ended December 31, 1998 increased by $11.4 million to $12.6 million compared to $1.4 million in 1997. Net revenues for the second half of 1998 were adversely affected by a General Motors Corporation strike and a continued general weakness in revenue from national advertising. Gross revenues excluding political advertising for the second half of 1998 decreased $3.1 million or 4.2% to $71.1 million from $74.2 million for the six months ended December 31, 1997.

   Net revenues during the year ended December 31, 1998 continued to be adversely affected by weakness in advertising revenue for the Company's six ABC affiliated stations. Net revenues of the Company's CBS and NBC affiliated stations increased by 12.0% and 12.0%, respectively, while net revenues of the Company's ABC affiliated stations increased by 5.2%.

   Operating expenses for the year ended December 31, 1998 increased $5.8 million or 5.0% to $121.0 million from $115.2 million for the year ended December 31, 1997. The increase in expenses was due in part to increased compensation expense as the Company expanded news operations during the first half of 1998, and increased programming expense. As a percentage of net revenues, operating expenses decreased to 86.5% from 90.6% in the year ended December 31, 1997.

   Operating income for the year ended December 31, 1998 increased $7.0 million or 58.8% to $18.9 million from $11.9 million for the year ended December 31, 1997.

   Financial (expenses), net for Benedek Broadcasting decreased $6.0 million or 17.5% to $28.2 million from $34.2 million for the year ended December 31, 1997 due to the lower interest rates on its Term Loan Facilities. Benedek Communications' financial expenses (net) for the year ended December 31, 1998 decreased $4.7 million or 9.8% to $43.5 million from $48.2 million in the year ended December 31, 1997. Benedek Communications has higher financial expenses than Benedek Broadcasting as a result of the interest on its Senior Subordinated Discount Notes.

   Income tax benefit for Benedek Broadcasting for the year ended December 31, 1998 was $1.9 million compared to $6.4 million for the year ended December 31, 1997. For the year ended December 31, 1998, Benedek Communications had an $8.1 million income tax benefit compared to $12.0 million for the year ended December 31, 1997. Benedek Communications has a greater income tax benefit than Benedek Broadcasting due to the net tax affect on the difference in financial expenses. The tax effect of the excess of book depreciation over tax depreciation and a current period net operating loss for tax purposes were the primary factors resulting in the income tax benefit for the year ended December 31, 1998.

   Net loss for Benedek Broadcasting for the year ended December 31, 1998 was $7.4 million as compared to $15.9 million net loss for the year ended December 31, 1997. Benedek Communications had a net loss of $16.6 million for the year ended December 31, 1998 as compared to a net loss of $24.3 million for the year ended December 31, 1997.

   Broadcast cash flow for the year ended December 31, 1998 increased $7.2 million or 15.2% to $54.7 million from $47.5 million for the year ended December 31, 1997. As a percentage of net revenues, broadcast cash flow margin increased to 39.1% for the year ended December 31, 1998 from 37.4% for the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

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

                                                       HISTORICAL                                       SAME STATION
                                                YEAR ENDED DECEMBER 31,                           YEAR ENDED DECEMBER 31,
                                       -----------------------------------------        ----------------------------------------
                                                                            (DOLLARS IN THOUSANDS)
                                                                            %                                              %
                                         1996             1997            CHANGE         1996            1997            CHANGE
                                         ----             ----            ------         ----            ----            ------

Net revenues ..................        $ 96,386         $127,073           31.8%       $126,165         $127,073           0.7%
                                       --------         --------           ----        --------         --------          ----
Operating expenses:
  Selling, technical and
   program expenses ...........          43,759           60,385           38.0          57,332           60,385           5.3
  General and administrative ..          14,844           19,618           32.2          20,239           19,618          (3.1)
  Depreciation and amortization          20,220           31,380           55.2          29,955           31,380           4.8
  Corporate ...................           2,695            3,787           40.5           3,700            3,787           2.4
                                       --------         --------           ----        --------         --------          ----
                                         81,518          115,170           41.3         111,226          115,170           3.5
                                       --------         --------           ----        --------         --------          ----
           OPERATING INCOME ...        $ 14,868         $ 11,903          (19.9)       $ 14,939         $ 11,903         (20.3)
                                       --------         --------           ----        --------         --------          ----
                                       --------         --------           ----        --------         --------          ----

Broadcast cash flow ...........        $ 38,864         $ 47,534           22.3%       $ 49,741         $ 47,534          (4.4)%
Broadcast cash flow margin ....           40.3%            37.4%                          39.4%            37.4%
Adjusted EBITDA ...............        $ 36,169         $ 43,747           20.9%       $ 46,041         $ 43,747          (5.0)%
Adjusted EBITDA margin ........           37.5%            34.4%                          36.5%            34.4%


   Net revenues for the year ended December 31, 1997 increased $30.7 million or 31.8% to $127.1 million from $96.4 million for the year ended December 31, 1996 primarily as a result of the Acquisitions. On a Same Station basis, net revenues for the year ended December 31, 1997 increased $1.0 million or 0.7% from the year ended December 31, 1996. Gross revenues on a Same Station basis excluding political advertising revenue increased $8.8 million or 6.5% from the year ended December 31, 1996.

   Net revenues during the year ended December 31, 1997 continued to be adversely affected by weakness in advertising revenue for the Company's 12 CBS affiliated stations and six ABC affiliated stations. On a Same Station basis, net revenues of the Company's CBS affiliated stations decreased by 1.6% and net revenues of the Company's ABC affiliated stations increased 0.6%, while net revenues of the Company's NBC affiliated stations increased by 4.1%.

   Operating expenses for the year ended December 31, 1997 increased $33.7 million or 41.3% to $115.2 million from $81.5 million for the year ended December 31, 1996. The increase in operating expenses was attributable to the Acquisitions. As a percentage of net revenues, operating expenses for the Stations increased to 90.6% from 84.6% in the year ended December 31, 1996, primarily as a result of an increase of $11.2 million in depreciation and amortization expense. On a Same Station basis, operating expenses for the year ended December 31, 1997 increased $4.0 million or 3.5% from the year ended December 31, 1996. Such operating expenses were $115.2 million for the year ended December 31, 1997 as compared to $111.2 million for the year ended December 31, 1996. Operating expenses as a percentage of net revenues on a Same Station basis increased from 88.2% for the year ended December 31, 1996 to 90.6% for the year ended

December 31, 1997. The increase in expenses on a Same Station basis was due primarily to increased compensation expense as the Company expanded the news operations at the stations acquired during 1996, increased programming expenses as the Company revamped programming schedules at the stations acquired during 1996 and, to a lesser extent, increased depreciation and amortization.

   Operating income for the year ended December 31, 1997 decreased $3.0 million or 20.1% to $11.9 million from $14.9 million for the year ended December 31, 1996.

   Financial (expenses), net for Benedek Broadcasting increased $10.6 million or 44.9% to $34.2 million from $23.6 million for the year ended December 31, 1996. Benedek Communications financial expenses (net) for the year ended December 31, 1997 increased $17.5 million or 57.0% to $48.2 million from $30.7 million in the year ended December 31, 1996. For the year ended December 31, 1997, the increases were due to the Company's higher debt level following the completion of the financing of the purchase price for the Acquisitions. Benedek Communications has higher financial expenses than Benedek Broadcasting due to the Company's debt structure.

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

   Broadcast cash flow for the year ended December 31, 1997 increased $8.6 million or 22.1% to $47.5 million from $38.9 million for the year ended December 31, 1996 primarily as a result of the 1996 acquisitions. As a percentage of net revenues, broadcast cash flow margin decreased to 37.4% for the year ended December 31, 1997 from 40.3% for the year ended December 31, 1997. On a Same Station basis, broadcast cash flow for the year ended December 31, 1997 decreased $2.2 million or 4.4% to $47 million from $49.7 million for the year ended December 31, 1996. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis decreased to 37.4% for the year ended December 31, 1997 from 39.4% for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows from Operating Activities is the primary source of liquidity for Benedek Broadcasting and were $19.5 million for the year ended December 31, 1998 compared to $8.5 million for the year ended December 31, 1997. Cash flows from operating activities for Benedek Communications were $19.8 million for the year ended December 31, 1998 as compared to $8.5 million for the year ended December 31, 1997. The change in cash flows from operating activities was the result of an increase in net income and a reduction in cash payments of interest expense. Cash payments of interest expense totaled $27.1 million for the year ended December 31, 1998 as compared to $30.5 million for the year ended December 31, 1997.

   Cash Flows from Investing Activities were $(6.3) million for the year ended December 31, 1998, as compared to $(6.3) million for the year ended December 31, 1997. The purchase of property and equipment was the primary component of cash flows from investing activities for both years.

   Cash Flows from Financing Activities were $(11.5) million for Benedek Broadcasting for the year ended December 31, 1998 compared to $(7.6) million for the year ended December 31, 1997. For the year ended December 31, 1998, Benedek Communications had cash used in financing activities of $11.8 million compared to $7.6 million for the year ended December 31, 1997. Benedek Broadcasting had less cash used in financing activities due to a $0.3 million contribution of paid in capital from Benedek Communications generated from interest income. For the year ended December 31, 1998, cash flows from financing activities included $100.0 million of proceeds from the issuances of the Benedek Communications' 11 1/2% Exchangeable Senior Preferred Stock (the "Senior Preferred Stock") issued during the quarter ended June 30, 1998. The proceeds were used to redeem Benedek Communications' 15% Exchangeable Redeemable Senior Preferred Stock (the "Original Senior Preferred Stock") totaling $92.8 million and to pay fees and expenses totaling $4.3 million associated with the offering. Cash flows from financing activities for the Company also included $0.5 million to purchase 50,000 shares of its outstanding warrants to acquire Class A common stock of Benedek Communications. Of the 600,000 warrants issued during 1996, 550,000 warrants remain outstanding.

   At December 31, 1998, Benedek Broadcasting had available to it a maximum of $15.0 million under the revolving credit facility of the Credit Agreement (the "Revolving Credit Facility") all of which was unused at such time. From time to time throughout 1998, Benedek Broadcasting's cash needs required the use of the Revolving Credit Facility for general working capital purposes and to fund capital expenditures. During the year ended December 31, 1998, the highest outstanding balance under the Revolving Credit Facility was $14.6 million. The Revolving Credit Facility has a term expiring in 2004 and is fully revolving until final maturity. The Revolving Credit Facility bears interest, at Benedek Broadcasting's option, at a base rate plus a spread or at a Eurodollar rate plus a spread.

   In June 1998, Benedek Communications redeemed the Original Senior Preferred Stock for $92.8 million (including approximately $12.1 million representing premiums relating to the redemption) which was funded by the proceeds of the issuance of the Senior Preferred Stock of $100.0 million before fees and expenses of the offering. The Senior Preferred Stock was exchanged for Senior Preferred Stock registered with the Securities and Exchange Commission pursuant to an S-4 registration statement declared effective on June 15, 1998.

   In 1996, the Company implemented a financing plan in order to finance the acquisitions of thirteen television stations and to pay fees and expenses related thereto. The financing plan consisted of (i) the offer and sale by the Benedek Communications of the Senior Subordinated Discount Notes (the "Discount Notes"), (ii) the sale by Benedek Communications of units consisting of the Original Senior Preferred Stock and warrants to acquire Class A common stock of Benedek Communications, (iii) Benedek Broadcasting borrowing $128.0 million pursuant to the Term Loan Facilities of the Credit Agreement and (iv) Benedek Communications issuing an aggregate of $45.0 million initial liquidation preference of Seller Junior Discount Preferred Stock (the "Junior Preferred Stock") to GECC and Mr. Paul Brissette. Benedek Broadcasting also has an outstanding $135.0 million of Senior Secured Notes due 2005 (the "Senior Secured Notes") which were issued in 1995 to refinance outstanding indebtedness and finance the acquisition of the Company's station in Dothan, Alabama.

   The Discount Notes do not bear interest until May 15, 2001, and Benedek Communications will not be obligated to pay cash interest on the Discount Notes until November 15, 2001. Through and including May 15, 2003, Benedek Communications may, at its option, pay dividends and/or interest, as applicable, by adding the amount thereof to the then effective liquidation preference of the Senior Preferred Stock or pay interest on the Exchange Debentures (issuable in exchange for the Senior Preferred Stock) by issuing additional Exchange Debentures. The Credit Agreement currently prohibits Benedek Communications from making cash payments with respect to dividends on the Senior Preferred Stock and interest on the Exchange Debentures at any time. Accordingly, Benedek Communications currently intends not to pay cash dividends on the Senior Preferred Stock or cash interest on the Exchange Debentures, as applicable, prior to May 15, 2003. For all dividend payment dates with respect to the Junior Preferred Stock prior to October 1, 2001, Benedek Communications will pay such dividends by adding the amount thereof to the then effective liquidation preference of the Junior Preferred Stock.

   Benedek Communications is a holding company that derives all of its operating income and Adjusted EBITDA from its subsidiary, Benedek Broadcasting, the common stock of which, together with all other assets of Benedek Communications, have been pledged to secure Benedek Communications' senior guarantee of all indebtedness of Benedek Broadcasting outstanding under the Credit Agreement. As a holding company, Benedek Communications' ability to pay its obligations, including its obligation to pay interest on and principal of the Discount Notes, whether at maturity, upon a change of control or otherwise, is dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to Benedek Communications or to make funds available to Benedek Communications for debt service or any other obligation. Although the Credit Agreement does not limit the ability of Benedek Broadcasting to pay dividends or make other payments to Benedek Communications, the Senior Secured Note Indenture does contain such limitations. However, as of December 31, 1998, Benedek Broadcasting could have distributed approximately $190.6 million to Benedek Communications under such limitations.

   The Company anticipates that Adjusted EBITDA of Benedek Broadcasting will be sufficient to finance the operating requirements of the Stations, debt service requirements of the Senior Secured Notes and Term Loan Facilities and presently anticipated capital expenditures for at least the period until the Company is required to make cash payments in respect of the Discount Notes. The Company expects that at that time it will be necessary to refinance the Discount Notes and the Junior Preferred Stock. Such refinancing will also require amending or refinancing the Term Loan Facilities since the Credit Agreement currently prohibits the repayment or redemption of the Discount Notes or the redemption of the Junior Preferred Stock.

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

   In addition, the Company is required to make prepayments on the Term Loan Facilities under certain circumstances, including upon certain asset sales and the issuance of certain debt or equity securities. Beginning in 1999, the Company is required to make prepayments on the Term Loan Facilities in an amount equal to 50% of excess cash flow (as defined). These mandatory prepayments will be applied to prepay, on a pro rata basis, the Term Loan Series A and Term Loan Series B. The 1999 excess cash flow prepayment is approximately $3.3 million.

   The Term Loans Series A and Series B bear interest, at the Company's option, at a base rate plus a spread or at Eurodollar rate plus a spread. The margins above the base rate and the Eurodollar rate at which the

Term Loans and Revolving Credit Facility bear interest are subject to reductions at such times as certain leverage ratio performance tests are satisfied.

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

   The Term Loans and the Revolving Credit Facility are secured by certain of Benedek Broadcasting's present and future property and assets. The Term Loans are also guaranteed by BLC, a wholly-owned subsidiary of Benedek Broadcasting that holds the FCC licenses and authorizations for the stations, and is secured by all of the common stock of BLC. The Term Loans are also guaranteed by WMTV LLC, a wholly owned subsidiary of the WMTV Trust. WMTV LLC holds the FCC license for WMTV, Madison, Wisconsin.

RECENT DEVELOPMENTS

   On December 30, 1998, the Company entered into an Asset Exchange Agreement with The Ackerley Group, Inc. ("Ackerley") pursuant to which it will exchange the television broadcast assets of KCOY-TV, in Santa Maria, California for the television broadcast assets of KKTV, Ackerley's station in Colorado Springs, Colorado. Both KCOY-TV and KKTV are CBS affiliates. The exchange remains subject to FCC approval. It is anticipated that the exchange will be completed in the second quarter of 1999.

   The proposed transaction will include a $9,000,000 payment by the Company to Ackerley at the closing. The parties have entered into a time brokerage agreement for each station, effective January 1, 1999. The time brokerage agreements provide each buyer a presence at and certain approval rights regarding activities of the station it is acquiring. The transaction will be structured, to the extent feasible, as a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code. In addition, the Company has a high tax basis in the KCOY-TV assets since they were acquired in an asset acquisition in 1996. As a result of the foregoing, the Company does not expect to incur any material tax liability as a result of the exchange.

INCOME TAXES

   For the year ended December 31, 1998, Benedek Broadcasting had a tax benefit of $1.9 million recognized consisting of a $2.2 million benefit related to the net reduction of deferred income tax liabilities and $0.3 million of taxes currently due. Benedek Communications had a tax benefit of $8.1 million for the year ended December 31, 1998 consisting of an $8.3 million benefit related to the net reduction of deferred income tax liabilities and $0.3 million of taxes currently due.

   Under the provisions of the Internal Revenue Code, Benedek Broadcasting has approximately $12.2 million of actual net operating loss carryforwards available to offset future tax liabilities whereas Benedek Communications has approximately $13.5 million available to it. These net operating loss carryforwards expire between 2007 through 2011.

YEAR 2000

   The Year 2000 ("Y2K") issue is a result of computer programs using a two digit format, as opposed to four digits, to indicate the year. These computer systems will then be unable to read dates beyond the year 1999, which could cause a system failure or other computer errors. The worst case scenario for the Company is that its Stations would be unable to broadcast their daily programming in which advertising revenue is generated.

   The Company is currently in the process of evaluating potential Y2K issues for its internal information technology ("IT") and non-IT ("non-IT") systems which include but are not limited to systems such as broadcast equipment, editing equipment, cameras, microphones, telephone/PBX systems, fax machines and certain other equipment. It is also in the process of evaluating potential Y2K issues that would involve third parties with which the Company has material relationships (suppliers and customers).

   All internal software and hardware is purchased or leased from third party vendors. The Company does not employ or contract for computer programmers to write Company-specific applications. The Company believes that the sales systems are Y2K compliant due to their recent implementation. The Company's core financial system is not Y2K compliant and is scheduled for upgrade to a Y2K compliant version by the third quarter of 1999. Non-IT systems that are not critical to operations are being replaced or upgraded in the normal course of business so that they will be Y2K compliant systems. At this time, the Company is not aware of any additional significant upgrades or changes that will need to be made to its internal software and hardware to become Y2K ready, but this is subject to change as the evaluation and compliance testing process continues. The Company expects to be able to successfully implement any software or hardware changes that may be necessary to address Y2K IT and non-IT readiness issues. Based upon preliminary estimates, the Company does not believe that the costs associated with such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance however that there will not be increased costs associated with the implementation of any such changes.

   The Company has not yet begun the process of polling key suppliers and customers to gain an understanding of their Y2K readiness. The Company cannot guarantee that Y2K compliance problems of third parties with which it has a material relationship will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company has not yet formulated a contingency plan to address difficulties that may arise from Y2K noncompliance of its IT and non-IT systems or those of key third parties, however, a contingency plan will be developed during the second half of 1999.

PENDING ADOPTION OF ACCOUNTING STANDARD

   The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which the Company will be required to adopt for its year ending December 31, 2000. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to have a significant impact on the Company's financial statements since the Company currently has no derivative instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   See pages F-1 and S-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth certain information with respect to each director and executive officer of the Company:

                  NAME                           AGE                       POSITION
                  ----                           ---                       --------

A. Richard Benedek.........................       59  Chairman, Chief Executive Officer and Director
K. James Yager.............................       63  President, Chief Operating Officer and Director
Ronald L. Lindwall.........................       53  Senior Vice President-Finance, Chief Financial
                                                       Officer, Treasurer, Secretary and Director
Terrance F. Hurley.........................       43  Senior Vice President of Benedek Broadcasting
Raymond P. Maselli.........................       57  Senior Vice President of Benedek Broadcasting
Clyde G. Payne.............................       62  Senior Vice President of Benedek Broadcasting
Raymond J. Schonbak........................       56  Senior Vice President of Benedek Broadcasting
Keith L. Bland.............................       43  Senior Vice President-Planning and Technology of
                                                      Benedek Broadcasting
Mary L. Flodin.............................       43  Vice President and Controller
Jay Kriegel................................       58  Director
Paul S. Goodman............................       44  Director

     Mr. A. Richard Benedek has been engaged in the television broadcasting industry for over 19 years. Mr. Benedek is the Chairman and Chief Executive Officer of the Company, a position he has held since the formation of the Company in 1996. Mr. Benedek has served as Chairman and Chief Executive Officer of Benedek Broadcasting since its formation in January 1979. From the formation of Benedek Broadcasting until March 1995, Mr. Benedek also served as President of Benedek Broadcasting. Additionally, Mr. Benedek has also served as President and Chief Executive Officer of Blue Grass Television, Inc. ("Blue Grass") and Youngstown Broadcasting Co., Inc. ("Youngstown") from their formation in January 1980, and September 1982, respectively, until both were merged into Benedek Broadcasting on March 10, 1995 (the "Merger"). Prior to his activities in the television broadcasting industry, Mr. Benedek was a partner in the investment banking firm of Bear, Stearns & Co. Inc. Mr. Benedek currently serves on the board of directors of the ABC Affiliates Association.

     Mr. K. James Yager has been engaged in the television broadcasting industry for over 39 years. Mr. Yager is the President and Chief Operating Officer of the Company, positions he has held since the formation of the Company in 1996. Mr. Yager has served as President of Benedek Broadcasting since March 1995. From 1987 until he became President, Mr. Yager served as Executive Vice President of Benedek Broadcasting. Mr. Yager has been a director of Benedek Broadcasting Since 1986. Mr. Yager has also served as Vice President of each of Blue Grass and Youngstown from 1990 to 1993, respectively, until the Merger. Mr. Yager was employed by Cosmos Broadcasting from 1960 until 1980, most recently as general manager of its television stations in Columbia, South Carolina and New Orleans, Louisiana. From 1980 until 1986, Mr. Yager was Executive Vice President and Chief Operating Officer of Spartan Radiocasting, which then owned three television stations and four radio stations. Mr. Yager currently serves as chairman on the television board of directors of the National Association of Broadcasters. Mr. Yager also serves on the board of directors of Broadcast Music, Inc. and the Television Bureau of Advertising.

     Mr. Ronald L. Lindwall is the Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer of the Company, a position he has held since the formation of the Company in 1996. Mr. Lindwall has also held the same positions at Benedek Broadcasting since March 1995. From 1990 until March 1995, Mr. Lindwall served as Senior Vice President, Chief Financial Officer and Treasurer of Benedek Broadcasting. Mr. Lindwall has been a director of Benedek Broadcasting since 1994. Mr. Lindwall has also served as Senior Vice President, Chief Financial Officer and Treasurer of each of Blue Grass and Youngstown from 1990 until the Merger. From 1982 to 1990, Mr. Lindwall was a partner at the accounting firm of McGladrey & Pullen.

     Mr. Terrance F. Hurley has served as Senior Vice President of Benedek Broadcasting since May 1996. From December 1995 until he became Senior Vice President, Mr. Hurley served as Vice President/General Manager of KDLH-TV serving Duluth, Minnesota and Superior, Wisconsin. Mr. Hurley also served as General Manager of KDLH-TV from October 1994 until December 1995 and General Sales Manager of KHQA-TV serving Quincy, Illinois and Hannibal, Missouri from May 1993 until December 1995. From 1991 until May 1993, Mr. Hurley was employed by Dix Communications as the General Sales Manager of KAAL-TV, serving Rochester-Austin, Minnesota. Mr. Hurley currently serves on the 100 Plus Committee of the National Association of Broadcasters and the television retail advertising committee of the board of directors of the Television Bureau of Advertising.

     Mr. Raymond P. Maselli has served as Senior Vice President of Benedek Broadcasting since March 1997. From 1989 until he became Senior Vice President, Mr. Maselli served as Vice President, General Manager of WYTV-TV in Youngstown, Ohio. He was the Vice President of Sales and Programming for WGRZ-TV of Buffalo, New York from 1983 to 1989. Mr. Maselli started his broadcast career in 1965.

     Mr. Clyde G. Payne has been engaged in the television broadcasting industry for over 30 years. Mr. Payne was promoted to Senior Vice President of Benedek Broadcasting effective March 1997. From March 1995 until February 1997, he served as Divisional Vice President of Benedek Broadcasting. Mr. Payne also served as General Manager of WBKO-TV, serving Bowling Green, Kentucky, from 1970 until 1997. Mr. Payne was also part owner of WBKO-TV from 1976 until the Station was acquired by Blue Grass in 1983. Mr. Payne has served as chairman of the Arbitron Television Advisory Counsel and the ABC Affiliates Association, as well as Vice Chairman of the Television Board of the National Association of Broadcasters.

     Mr. Raymond J. Schonbak has served as Senior Vice President of Benedek Broadcasting since April 1997. Mr. Schonbak was the founder and President of US Broadcast Group of Shelton, Connecticut from 1995 to 1997. He served as the Chief Executive Officer of Triad Communications of San Francisco, California from 1991 to 1995. Prior to that time, Mr. Schonbak held a variety of management positions in the broadcast field beginning in 1970.

     Mr. Keith L. Bland has been engaged in the television broadcasting industry for over 23 years. Mr. Bland has served as Senior Vice President- Planning and Technology of Benedek Broadcasting since January 1996. From March 1995 until January 1996, Mr. Bland served as Vice President and General Manager of WTAP-TV serving Parkersburg, West Virginia. Mr. Bland also served as General Manager of WTAP-TV from January 1990 until March 1995, General Sales Manager of WIFR-TV serving Rockford, Illinois from September 1989 until January 1990 and Local/Regional Sales Manager of WIFR-TV from July 1987 until September 1989.

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

     Mr. Paul S. Goodman has been corporate counsel to Benedek Broadcasting since 1983 and the Company since its formation in 1996. Since April 1993, Mr. Goodman has been a member of the law firm of Shack & Siegel, P.C. From January 1990 to April 1993, Mr. Goodman was a member of the law firm of Whitman & Ransom. Mr. Goodman has served as a director of Benedek Broadcasting since November 1994 and as a director of the Company since its inception.

     All directors hold office until their successors are duly elected and qualify. Executive officers of the Company are appointed by the Board of Directors and serve at the Board's discretion. In 1998, the Company paid each director who is not an employee of the Company $2,500 per quarter and $500 per Board meeting for his services as a director. No family relationship exists between any of the executive officers or directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the compensation paid to the Company's Chief Executive Officer and the other five most highly-compensated executives during the fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996.

                           SUMMARY COMPENSATION TABLE


                                                                      ANNUAL COMPENSATION
                                                                      -------------------
                                                                                        OTHER                ALL
                                                                                        ANNUAL              OTHER
     NAME AND PRINCIPAL POSITION                    YEAR   SALARY($)    BONUS($)     COMPENSATION($)    COMPENSATION($)(a)
     ---------------------------                    ----   ---------    --------     ---------------    ------------------

A. Richard Benedek, Chairman and                    1998    916,667        --              --                11,326
  Chief Executive Officer                           1997    750,000        --              --                11,218
                                                    1996    525,000        --              --                 9,598

K. James Yager, President                           1998    542,667        --              --                14,522
                                                    1997    415,500        --              --                14,875
                                                    1996    406,586        --              --                15,465

Ronald L. Lindwall, Senior Vice President-          1998    199,231        --              --                 4,180
  Finance, Chief Financial Officer, Secretary       1997    174,327         25,000         --                 4,555
  and Treasurer                                     1996    149,530         25,000         --                 4,458

Terrance F. Hurley, Senior Vice President           1998    218,615        --              --                 4,897
                                                    1997    174,327        --              --                 3,530
                                                    1996    125,538         25,000         --                 2,573

Raymond P. Maselli, Senior Vice President           1998    199,231        --              --                13,305
                                                    1997    174,352        --              --                 7,703

Raymond J. Schonbak, Senior Vice
  President                                         1998    250,000        --              --                 9,504
                                                    1997    182,693        --               99,561(b)         5,544


--------------------------

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

1999 STOCK OPTION PLAN

     The Benedek Communications Corporation 1999 Stock Option Plan (the "Plan") provides for granting of stock options to employees, directors, consultants and advisors of the Company and its subsidiaries. The Plan is intended to encourage stock ownership by employees, directors, consultants and advisors of the Company and its subsidiaries and thereby enhance their proprietary interest in the Company. Subject to the provisions of the Plan, the Board of Directors determines which of the eligible directors, employees, consultants and advisors receive stock options, the terms, including applicable vesting periods, of such option, and the number of shares for which such options are granted.

     The total number of shares of Benedek Communications Corporation Class B Common Stock that may be purchased pursuant to options under the Plan shall not exceed 240,000. The option price per share with respect to each such option is determined by the Board and generally is not less than 100% of the fair market value of the Class B Common Stock on the date such option is granted as determined by the Board. The Plan terminates on December 31, 2008, unless terminated earlier by the Board.

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

     On January 1, 1998, Mr. K. James Yager, the President, Chief Operating Officer and a director of the Company, exercised options to purchase 370,000 shares of Class B Common Stock of the Company for an aggregate exercise price of $555,000. Mr. Yager borrowed the funds necessary to pay the exercise price from the Company, which loan is evidenced by a promissory note which bears interest at the rate of 5.93% per annum, is secured by the shares which were issued upon exercise of the option and is payable as and when any such shares are sold and in any event no later than December 31, 2007.

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

     Mr. K. James Yager, the President, Chief Operating Officer and a director of the Company, owns 370,000 shares of Class B Common Stock of the Company, representing 5.0% of its outstanding common stock.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" for a discussion with respect to arrangements which may result in a change in control of Benedek Broadcasting and/or BLC.

ITEM 13. CERTAIN RELATIONSHIPS AND
         RELATED TRANSACTIONS.

     On January 1, 1998, Mr. K. James Yager, the President, Chief Operating Officer and a director of the Company, exercised options to purchase 370,000 shares of Class B Common Stock of the Company for an aggregate exercise price of $555,000. Mr. Yager borrowed the funds necessary to pay the exercise price from the Company, which loan is evidenced by a promissory note which bears interest at the rate of 5.93% per annum, is secured by the shares which were issued upon exercise of the option and is payable as and when any such shares are sold and in any event no later than December 31, 2007.

     During June 1998, Mr. A. Richard Benedek, the Chairman, Chief Executive Officer and a director of the Company, borrowed $65,000 from the Company for personal purposes. The loan is unsecured, evidenced by a promissory note which bears interest at the rate of 5.58% per annum and is payable on July 1, 2000.

     During July 1998, Mr. K. James Yager, the President, Chief Operating Officer and a director of the Company, borrowed $150,000 from the Company for personal purposes. The loan is unsecured, evidenced by a promissory note which bears interest at the rate of 5.56% per annum and is payable on July 1, 2000.

     In December 1998, the Company agreed with the lenders under its Credit Agreement that the amounts permitted to be paid as compensation to Mr. A. Richard Benedek under the Credit Agreement could be paid to him as loans instead. In 1999, the Company intends to make loans to Mr. Benedek in amounts to be determined within the limitations set forth in the Credit Agreement.

     Paul S. Goodman, a member of the law firm of Shack & Siegel, P.C., is a director of the Company. During the fiscal year ended December 31, 1998, the Company paid approximately $0.6 million for legal services to Shack & Siegel, P.C.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements of the Company.


                                                                                                       Page
                                                                                                       ----

Benedek Communications Corporation and Subsidiaries
  and Benedek Broadcasting Corporation and Subsidiaries
    Independent Auditor's Report..................................................................     F-2
    Consolidated Balance Sheets as of December 31, 1997 and 1998..................................     F-3
    Consolidated Statements of Operations for the Three Years Ended
      December 31, 1998...........................................................................     F-4
    Consolidated Statements of Stockholder's Equity (Deficit) for the Three Years Ended
      December 31, 1998...........................................................................     F-5
    Consolidated Statements of Cash Flows for the Three Years Ended
      December 31, 1998...........................................................................     F-6
    Notes to Consolidated Financial Statements....................................................     F-8

Benedek License Corporation and WMTV License Co., LLC
    Independent Auditor's Report..................................................................     F-25
    Combined Balance Sheets as of December 31, 1997 and 1998......................................     F-26
    Combined Statements of Operations for the Three Years Ended December 31, 1998.................     F-27
    Combined Statements of Stockholder's Equity for the Three Years Ended
     December 31, 1998............................................................................     F-28
    Combined Statements of Cash Flows for the Three Years Ended December 31, 1998.................     F-29
    Notes to Combined Financial Statements........................................................     F-30

(a)(2) Supplemental Schedule

Benedek Communications Corporation and Subsidiaries
    Independent Auditor's Report..................................................................     S-1
    Schedule II---Valuation and Qualifying Accounts...............................................     S-2


     All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)   Exhibits.

    3.1   --   Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Benedek
               Communications Corporation's Registration Statement on Form S-4,
               File No. 333-09529, filed on August 2, 1996 (the "S-4
               Registration Statement").
    3.2   --   By-Laws of Benedek Communications Corporation incorporated by reference to Exhibit 3.2 to the S-4 Registration Statement.
    3.3   --   Certificate of Designation of the Powers, Preferences and
               Relative, Participating, Optional and Other Special Rights of 11
               1/2% Senior Exchangeable Preferred Stock Qualifications,
               Limitations and Restrictions thereof, of Benedek Communications
               Corporation, incorporated by reference to Exhibit 3.3 to Benedek
               Communications Corporation's Registration Statement on Form S-4,
               File No. 333-56367, filed on June 9, 1998 (the "1998 S-4
               Registration Statement").
    3.4   --   Certificate of Designation, Preferences and Relative,
               Participating, Optional and Other Special Rights of Series C
               Junior Discount Preferred Stock and Qualifications, Limitations
               and Restrictions thereof of Benedek Communications Corporation, incorporated by reference to Exhibit 3.4 to the S-4 Registration
               Statement.
    3.5   --   Certificate of Incorporation of Benedek Broadcasting Corporation,
               as amended, incorporated by reference to Exhibit 3.1 to Benedek
               Broadcasting Corporation's Registration Statement on Form S-1,
               File No. 33-91412, filed on April 20, 1995 (the "S-1 Registration
               Statement").
    3.6   --   By-Laws of Benedek Broadcasting Corporation, as amended,
               incorporated by reference to Exhibit 3.2 to the S-1 Registration
               Statement.
    3.7   --   Certificate of Incorporation of Benedek License Corporation,
               incorporated by reference to Exhibit 3.3 to Benedek Broadcasting
               Corporation's Quarterly Report on From 10-Q for the quarter ended
               June 30, 1996 (the "Second Quarter 1996 10-Q").
    3.8   --   By-Laws of Benedek License Corporation, incorporated by reference to Exhibit 3.4 to the Second Quarter 1996 10-Q.
    4.1   --   Indenture dated as of May 15, 1996 between Benedek Communications
               Corporations and United States Trust Company of New York,
               relating to the 13 1/4% Senior Subordinated Discount Notes due
               2006, incorporated by reference to Exhibit 4.1 to the S-4
               Registration Statement.
    4.2   --   Form of 13 1/4% Senior Subordinated Discount Note due 2006 of
               Benedek Communications Corporation (included in Exhibit 4.1 hereof), incorporated by reference to Exhibit 4.2 to the S-4
               Registration Statement.
    4.3   --   Indenture dated as of March 1, 1995 between Benedek Broadcasting
               Corporation and The Bank of New York, relating to the 11 7/8%
               Senior Secured Notes due 2005 of Benedek Broadcasting,
               incorporated by reference to Exhibit 4.3 to the S-4 Registration
               Statement.
    4.4   --   Form of 11 7/8% Senior Secured Note due 2005 of Benedek
               Broadcasting Corporation (included in Exhibit 4.3 hereof), incorporated by reference to Exhibit 4.4 to the S-4 Registration
               Statement.
    4.5   --   First Supplemental Indenture dated as of June 6, 1996 among
               Benedek Broadcasting Corporation, Benedek License Corporation and
               The Bank of New York, incorporated by reference to Exhibit 4.3 to the Second Quarter 1996 10-Q.
    4.6   --   Certificate of Designation, Preferences and Relative,
               Participating, Optional and Other Special Rights of 11 1/2%
               Senior Preferred Stock due 2008 and Qualifications, Limitations
               and Restrictions thereof (filed as Exhibit 3.3 hereof),
               incorporated by reference to Exhibit 4.6 to the 1998 S-4
               Registration Statement.
    4.7   --   Certificate of Designation, Preferences and Relative,
               Participating, Optional and Other Special Rights of Series C
               Junior Discount Preferred Stock and Qualifications, Limitations
               and Restrictions thereof of Benedek Communications Corporation
               (filed as Exhibit 3.4 hereof), incorporated by reference to
               Exhibit 4.6 to the S-4 Registration Statement.



    4.8   --   Warrant Agreement dated as of June 5, 1996 between Benedek
               Communications Corporation and IBJ Schroder Bank & Trust Company
               with respect to Class A Common Stock of Benedek Communications
               Corporation, incorporated by reference to Exhibit 4.7 to the S-4
               Registration Statement.
    4.9   --   Form of Exchange Debenture relating to the 11 1/2% Exchange
               Debentures which may be issued, under certain circumstances, in exchange for the 11 1/2% Senior Exchangeable Preferred Stock of
               Benedek Communications Corporation incorporated by reference to
               Exhibit 4.9 to the 1998 S-4 Registration Statement.
  10.1    --   Purchase Agreement dated May 30, 1996 between Benedek
               Communications Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.1 to the S-4 Registration Statement.
  10.2    --   Exchange and Registration Rights Agreement dated May 30, 1996 between Benedek Communications Corporation and Goldman, Sachs &
               Co. with respect to the 13 1/4% Senior Subordinated Discount
               Notes due 2006 of the Registrant, incorporated by reference to
               Exhibit 10.2 to the S-4 Registration Statement.
  10.3    --   Purchase Agreement dated May 7, 1998 among Benedek Communications
               Corporation, TD Securities (USA) and BT Alex. Brown Incorporated,
               incorporated by reference to Exhibit 10.1 of the 1998 S-4
               Registration Statement.
  10.4    --   Exchange and Registration Rights Agreement dated May 7, 1998 among Benedek Communications Corporation, TD Securities (USA)
               Inc. and BT Alex. Brown Incorporated with respect to the 11 1/2%
               Senior Exchangeable Redeemable Preferred Stock of Benedek
               Communications Corporation, incorporated by reference to Exhibit
               10.2 of the 1998 S-4 Registration Statement.
  10.5    --   Warrant Agreement dated as of June 5, 1996 between Benedek
               Communications Corporation and IBJ Schroder Bank & Trust Company
               (filed as Exhibit 4.8 hereof), incorporated by reference to
               Exhibit 10.5 to the S-4 Registration Statement.
  10.8    --   Common Stock Registration Rights Agreement dated as of June 5,
               1996 among Benedek Communications Corporation, Goldman, Sachs &
               Co. and BT Securities Corporation, incorporated by reference to
               Exhibit 10.7 to the S-4 Registration Statement.
  10.9    --   Amended and Restated Credit Agreement dated as of December 17,
               1997 among Benedek Communications Corporation, Benedek
               Broadcasting, the Lenders listed therein and Bankers Trust
               Company, as Agent, incorporated by reference to Exhibit 10.8 to
               Benedek Communications Corporation's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1997 (the "1997 10-K").
 10.10    --   Limited Waiver and First Amendment to Credit Agreement dated as of May 6, 1998 among Benedek Communications Corporation, Benedek
               Broadcasting Corporation, the Lenders listed therein and Bankers
               Trust Company as Agent, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998 (the "Third Quarter 1998 10-Q").
 10.11    --   Second Amendment to Credit Agreement dated as of October 31,
               1998, among Benedek Communications Corporation, Benedek
               Broadcasting Corporation, the Lenders listed therein and Bankers
               Trust Company, as Agent, incorporated by reference to Exhibit
               10.2 to the Third Quarter 1998 10-Q.
 *10.12   --   Limited Waiver and Consent Regarding Exchange of Assets of
               KCOY-TV and Compensation of Benedek dated as of December 30, 1998 among Benedek Communications Corporation, Broadcasting
               Corporation, the Lenders listed therein and Bankers Trust
               Company, as Agent, and Benedek License Corporation.
 10.13    --   Amended and Restated Guaranty dated as of December 17, 1997 by
               Benedek Communications Corporation in favor of Bankers Trust
               Company, incorporated by reference to Exhibit 10.9 to the 1997
               10-K.



 10.14    --   Amended and Restated Guaranty dated as of December 17, 1997 by
               Benedek License Corporation in favor of Bankers Trust Company, incorporated by reference to Exhibit 10.10 to the 1997 10-K.
 10.15    --   Amended and Restated Pledge Agreement dated as of December 17,
               1997 between Benedek Communications Corporation and Bankers Trust
               Company, incorporated by reference to Exhibit 10.11 to the 1997
               10-K.
 10.16    --   Amended and Restated Security Agreement dated as of December 17,
               1997 between Benedek Communications Corporation and Bankers Trust
               Company, incorporated by reference to Exhibit 10.12 to the 1997
               10-K.
 10.17    --   Amended and Restated Accounts Receivable Security Agreement dated as of December 17, 1997 between Benedek Broadcasting Corporation and Bankers Trust Company, incorporated by reference to Exhibit
               10.13 to the 1997 10-K.
 10.18    --   Amended and Restated Acquired Assets Security Agreement dated as of December 17, 1997 between Benedek Broadcasting Corporation and
               Bankers Trust Company, incorporated by reference to Exhibit 10.14 to the 1997 10-K.
 10.19    --   Amended and Restated Tangible Assets Security Agreement dated as of December 17, 1997 between Benedek Broadcasting Corporation and
               Bankers Trust Company, incorporated by reference to Exhibit 10.15 to the 1997 10-K.
 10.20    --   Amended and Restated Collateral Account Agreement dated as of
               December 17, 1997 between Benedek Communication Corporation and
               Bankers Trust Company, incorporated by reference to Exhibit 10.16 to the 1997 10-K.
 10.21    --   Form of Indemnity Agreement between Benedek Communications
               Corporation and each of its executive officers and directors, incorporated by reference to Exhibit 10.14 to the S-4
               Registration Statement.
 10.22    --   Employment Agreement dated as of June 6, 1996 between Benedek
               Broadcasting Corporation and A. Richard Benedek, incorporated by reference to Exhibit 10.16 to the S-4 Registration Statement.
 10.23    --   Employment Agreement dated as of June 6, 1996 between Benedek
               Broadcasting Corporation and K. James Yager, incorporated by reference to Exhibit 10.17 to the S-4 Registration Statement.
 10.24    --   Employment Agreement dated as of June 6, 1996 between Benedek
               Broadcasting Corporation and Ronald L. Lindwall, incorporated by reference to Exhibit 10.19 to the S-4 Registration Statement.
 10.25    --   Employment agreement dated as of June 6, 1996 between Benedek
               Broadcasting Corporation and Terrance F. Hurley, incorporated by reference to Exhibit 10.20 to the S-4 Registration Statement.
 *10.26   --   Trust Agreement dated as of September 21, 1998 among Benedek
               Broadcasting Corporation, Benedek License Corporation and Philip
               A. Jones, as trustee.
 *10.27   --   Asset Exchange Agreement dated December 30, 1998 between Benedek
               Broadcasting Corporation and Benedek License Corporation, and AK
               Media Group, Inc.
*10.28    --   1999 Stock Option Plan of Benedek Communications Corporation.
*10.29    --   Time Brokerage Agreement (KKTV(TV)) dated as of December 30, 1998 between Benedek Broadcasting Corporation and AK Media Group, Inc.
*10.30    --   Time Brokerage Agreement (KCOY-TV) dated as of December 30, 1998 between Benedek Broadcasting Corporation, Benedek License
               Corporation and AK Media Group, Inc.
*10.31    --   Letter Agreement dated January 22, 1999 between AK Media Group,
               Inc. and Benedek Broadcasting Corporation amending the Time
               Brokerage Agreement (KKTV(TV)) dated as of December 30, 1998.
*10.32    --   Letter Agreement dated January 22, 1999 between AK Media Group,
               Inc. and Benedek Broadcasting Corporation amending the Time
               Brokerage Agreement (KCOY-TV) dated as of December 30, 1998.


*21       --   Subsidiaries of Benedek Communications Corporation and Benedek
               Broadcasting Corporation.
*27.1     --   Financial Data Schedule pursuant to Article 5 of Regulation S-X with respect to Benedek Communications Corporation.
*27.2     --   Financial Data Schedule pursuant to Article 5 of Regulation S-X
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


                                       BENEDEK COMMUNICATIONS CORPORATION
                                                (REGISTRANT)



                                       By:         /s/  A. RICHARD BENEDEK
                                            -----------------------------------
                                                  A. RICHARD BENEDEK
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                                             DATE: March 9, 1999

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

                  SIGNATURE                          CAPACITY IN WHICH SIGNED                          DATE
                  ---------                          ------------------------                          ----


         /s/  A. RICHARD BENEDEK        Chairman and Chief Executive Officer                     March 9, 1999
 ......................................   (Principal Executive Officer) and
           A. RICHARD BENEDEK            Director


          /s/ K. JAMES YAGER            President and Director                                   March 9, 1999
 ......................................
            K. JAMES YAGER


        /s/  RONALD L. LINDWALL         Senior Vice President-Finance, Chief                     March 9, 1999
 .......................................  Financial Officer, Secretary and
            RONALD L. LINDWALL           Treasurer (Principal Financial and
                                         Accounting Officer) and Director


           /s/  JAY KRIEGEL             Director                                                 March 9, 1999
 .......................................
              JAY KRIEGEL


         /s/  PAUL S. GOODMAN           Director                                                 March 9, 1999
 .......................................
            PAUL S. GOODMAN


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

                                       BENEDEK BROADCASTING CORPORATION
                                               (REGISTRANT)



                                       By:         /s/ A. RICHARD BENEDEK
                                           .....................................
                                                       A. RICHARD BENEDEK
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                                             DATE: March 9, 1999

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


               SIGNATURE                             CAPACITY IN WHICH SIGNED                         DATE
               ---------                             ------------------------                         ----


        /s/ A. RICHARD BENEDEK          Chairman and Chief Executive Officer                      March 9, 1999
 .......................................  (Principal Executive Officer) and
           A. RICHARD BENEDEK            Director


          /s/ K. JAMES YAGER            President and Director                                    March 9, 1999
 .......................................
            K. JAMES YAGER


        /s/ RONALD L. LINDWALL          Senior Vice President-Finance, Chief                      March 9, 1999
 .......................................  Financial Officer, Secretary and
            RONALD L. LINDWALL           Treasurer (Principal Financial and
                                         Accounting Officer) and Director


            /s/ JAY KRIEGEL             Director                                                  March 9, 1999
 .......................................
              JAY KRIEGEL


          /s/ PAUL S. GOODMAN           Director                                                  March 9, 1999
 .......................................
            PAUL S. GOODMAN


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

                                   BENEDEK LICENSE CORPORATION
                                   (SUBSIDIARY GUARANTOR REGISTRANT)



                                   By:        /s/ RONALD L. LINDWALL
                                      ......................................
                                                RONALD L. LINDWALL
                                            SENIOR VICE PRESIDENT, CHIEF
                                     FINANCIAL OFFICER, SECRETARY AND TREASURER

                                                             DATE: March 9, 1999

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


               SIGNATURE                             CAPACITY IN WHICH SIGNED                         DATE
               ---------                             ------------------------                         ----


        /s/ A. RICHARD BENEDEK          Chairman and Chief Executive Officer                      March 9, 1999
 ......................................   (Principal Executive Officer) and
            A. RICHARD BENEDEK           Director of Benedek License  Corporation


          /s/ K. JAMES YAGER            President and Director of Benedek  License                March 9, 1999
 ....................................... Corporation
            K. JAMES YAGER


        /s/ RONALD L. LINDWALL          Senior Vice President, Chief Financial                    March 9, 1999
 .......................................  Officer, Secretary and Treasurer
            RONALD L. LINDWALL           (Principal Financial and Principal
                                         Accounting Officer) and Director of
                                         Benedek License Corporation


          /s/ PAUL S. GOODMAN           Director of Benedek License  Corporation                  March 9, 1999
 .......................................
            PAUL S. GOODMAN


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       Page
                                                                                                       ----

Benedek Communications Corporation and Subsidiaries
  and Benedek Broadcasting Corporation and Subsidiaries
    Independent Auditor's Report..................................................................     F-2
    Consolidated Balance Sheets as of December 31, 1997 and 1998..................................     F-3
    Consolidated Statements of Operations for the Three Years Ended
       December 31, 1998..........................................................................     F-4
    Consolidated Statements of Stockholders' Equity (Deficit)  for the Three Years Ended
      December 31, 1998...........................................................................     F-5
    Consolidated Statements of Cash Flows for the Three Years Ended
      December 31, 1998...........................................................................     F-6
    Notes to Consolidated Financial Statements....................................................     F-8

Benedek License Corporation and WMTV License Co., LLC
  Independent Auditor's Report....................................................................     F-25
 Combined Balance Sheets as of December 31, 1997 and 1998.........................................     F-26
 Combined Statements of Operations for the Three Years Ended December 31, 1998....................     F-27
 Combined Statements of Stockholder's Equity for the Three Years Ended
     December 31,1998.............................................................................     F-28
 Combined Statements of Cash Flows for the Three Years Ended December 31, 1998....................     F-29
 Notes to Combined Financial Statements...........................................................     F-30



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Benedek Communications Corporation and Subsidiaries and
Benedek Broadcasting Corporation and Subsidiaries
Rockford, Illinois

     We have audited the accompanying consolidated balance sheets of Benedek Communications Corporation and subsidiaries and Benedek Broadcasting Corporation (a wholly-owned subsidiary of Benedek Communications Corporation) and subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1996, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benedek Communications Corporation and subsidiaries and Benedek Broadcasting Corporation and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1996, 1997 and 1998, in conformity with generally accepted accounting principles.




                                       /s/ McGLADREY & PULLEN, LLP



Rockford, Illinois
February 15, 1999

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,
                                                          --------------------------------------------------------------------------
                                                                           1997                                   1998
                                                          --------------------------------------   ---------------------------------
                                                             Benedek                Benedek           Benedek             Benedek
                                                           Broadcasting         Communications     Broadcasting       Communications
                                                             Corporation          Corporation       Corporation         Corporation
                                                          ----------------      ----------------   ---------------------------------
                            ASSETS                                      (In thousands, except share and per share data)


    Current Assets
              Cash and cash equivalents ................        $   2,647         $   2,648         $   4,290         $   4,291
              Receivables
          Trade, less allowance for doubtful accounts of
             $472 and $480 for 1997 and 1998 ...........           25,004            25,004            25,984            25,984
          Other ........................................            1,729             1,729             1,389             1,389
        Current portion of program broadcast rights ....            4,869             4,869             4,878             4,878
        Prepaid expenses ...............................            1,659             1,659             1,623             1,623
        Deferred income taxes ..........................            1,004             1,004             1,191             1,191
                                                                ---------         ---------         ---------         ---------
                        TOTAL CURRENT ASSETS ...........           36,912            36,913            39,355            39,356
                                                                ---------         ---------         ---------         ---------

    Property and equipment (Note D) ....................           73,811            73,811            62,627            62,627
                                                                ---------         ---------         ---------         ---------
    Intangible assets (Note E) .........................          345,588           345,588           335,634           335,634
                                                                ---------         ---------         ---------         ---------
    Other assets
        Program broadcast rights, less current portion
         (Note H) ......................................            1,796             1,796             1,198             1,198
        Deferred loan costs ............................            7,245            10,216             6,116             8,475
        Land held for sale .............................              109               109               109               109
        Other ..........................................               62                62                63                63
                                                                ---------         ---------         ---------         ---------
                                                                    9,212            12,183             7,486             9,845
                                                                ---------         ---------         ---------         ---------
                                                                $ 465,523         $ 468,495         $ 445,102         $ 447,462
                                                                =========         =========         =========         =========
                     LIABILITIES AND STOCKHOLDERS'
                           EQUITY (DEFICIT)

    Current Liabilities
        Current maturities of notes payable ............        $  13,480         $  13,480         $  15,911         $  15,911
        Current program broadcast rights payable .......            6,762             6,762             6,994             6,994
        Accounts payable and accrued expenses (Note I) .           13,476            13,477            11,977            11,977
        Deferred revenue ...............................              683               683               644               644
                                                                ---------         ---------         ---------         ---------
                        TOTAL CURRENT LIABILITIES ......           34,401            34,402            35,526            35,526
                                                                ---------         ---------         ---------         ---------
    Long-Term Obligations
        Notes and leases payable (Note F, G) ...........          247,114           357,437           233,492           358,905
        Program broadcast rights payable (Note H) ......            1,353             1,353               891               891
        Deferred revenue ...............................            3,760             3,760             2,994             2,994
        Deferred income taxes (Note K) .................           50,345            41,895            48,366            33,765
                                                                ---------         ---------         ---------         ---------
                                                                  302,572           404,445           285,743           396,555
                                                                ---------         ---------         ---------         ---------
    Exchangeable redeemable senior preferred stock
        liquidation preference 1997 $75,610,
        1998 $106,579  (Note F) ........................             --              73,660              --             107,596
                                                                ---------         ---------         ---------         ---------
    Seller junior discount preferred stock (Note F) ....             --              50,896              --              55,048
                                                                ---------         ---------         ---------         ---------
    Commitments (Note H, J)

    Stockholders' Equity (Deficit) (Note C, F, L)
        Common stock ...................................            1,047              --                 870              --
        Common stock, Class A ..........................             --                --                --                --
        Common stock, Class B ..........................             --                  70              --                  74
        Additional paid-in capital .....................          149,592           (40,192)          150,969           (59,549)
        Accumulated deficit ............................          (20,608)          (54,786)          (28,006)          (87,200)
        Stockholder's note receivable (Note C) .........             --                --                --                (588)
                                                                ---------         ---------         ---------         ---------
                                                                  130,031           (94,908)          123,833          (147,263)
        Less common stock held in treasury .............           (1,481)             --                --                --
                                                                ---------         ---------         ---------         ---------
                                                                  128,550           (94,908)          123,833          (147,263)
                                                                ---------         ---------         ---------         ---------
                                                                $ 465,523         $ 468,495         $ 445,102         $ 447,462
                                                                =========         =========         =========         =========



   The accompanying notes are an integral part of the consolidated financial statements

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     YEARS ENDED DECEMBER 31,
                                 --------------------------------------------------------------------------------------------------
                                             1996                              1997                              1998
                                 --------------------------------  -------------------------------   ------------------------------
                                   BENEDEK          BENEDEK          BENEDEK          BENEDEK          BENEDEK          BENEDEK
                                 BROADCASTING     COMMUNICATIONS   BROADCASTING     COMMUNICATIONS   BROADCASTING   COMMUNICATIONS
                                  CORPORATION       CORPORATION     CORPORATION      CORPORATION      CORPORATION     CORPORATION
                                 ------------     -------------    -------------    --------------   ------------     -----------
                                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Net revenues ..................  $    96,386      $    96,386      $   127,073      $   127,073      $   139,833      $   139,833
                                 -----------      -----------      -----------      -----------      -----------      -----------

Operating expenses:
    Selling, technical and
         program expenses .....       43,759           43,759           60,385           60,385           64,651           64,651
    General and administrative        14,844           14,844           19,618           19,618           20,858           20,858
    Depreciation and
         amortization .........       20,220           20,220           31,380           31,380           30,830           30,830
    Corporate .................        2,695            2,695            3,787            3,787            4,643            4,643
                                 -----------      -----------      -----------      -----------      -----------      -----------
                                      81,518           81,518          115,170          115,170          120,982          120,982
                                 -----------      -----------      -----------      -----------      -----------      -----------

       Operating income .......       14,868           14,868           11,903           11,903           18,851           18,851
                                 -----------      -----------      -----------      -----------      -----------      -----------

Financial income (expense):
    Interest expense: (Note A)
       Cash interest ..........      (22,841)         (22,841)         (28,996)         (28,996)         (26,979)         (26,979)
       Other interest .........       (1,030)          (8,130)          (5,352)         (19,374)          (1,341)         (17,043)
                                 -----------      -----------      -----------      -----------      -----------      -----------
                                     (23,871)         (30,971)         (34,348)         (48,370)         (28,320)         (44,022)

    Interest income ...........          282              282              130              130              170              494
                                 -----------      -----------      -----------      -----------      -----------      -----------
                                     (23,589)         (30,689)         (34,218)         (48,240)         (28,150)         (43,528)
                                 -----------      -----------      -----------      -----------      -----------      -----------
      (Loss) before income
          tax benefit .........       (8,721)         (15,821)         (22,315)         (36,337)          (9,299)         (24,677)

Income tax benefit (Note K) ...        1,849            4,664            6,393           12,027            1,901            8,052
                                 -----------      -----------      -----------      -----------      -----------      -----------
            Net (loss) ........  $    (6,872)         (11,157)     $   (15,922)         (24,310)     $    (7,398)         (16,625)
                                 -----------                       -----------                       -----------
                                 -----------                       -----------                       -----------
Preferred stock dividends and
    accretion .................                        (9,519)                          (19,037)                          (30,855)
                                                  -----------                       -----------                       -----------

Net (loss) applicable to common
    stock .....................                   $   (20,676)                      $   (43,347)                      $   (47,480)
                                                  -----------                       -----------                       -----------
                                                  -----------                       -----------                       -----------

Basic and diluted (loss) per
common share ..................                   $     (2.94)                      $     (6.17)                      $     (6.42)
                                                  -----------                       -----------                       -----------
                                                  -----------                       -----------                       -----------

Weighted-average common
shares outstanding ............                     7,030,000                         7,030,000                         7,400,000
                                                  -----------                       -----------                       -----------
                                                  -----------                       -----------                       -----------


   The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                        BENEDEK BROADCASTING CORPORATION


                                                                 Additional
                                                   Common         Paid-In       Accumulated    Treasury
                                                    Stock         Capital         Deficit         Stock          Total
                                                  --------       ---------      ---------      -------------  ----------
                                                                             (In thousands)

Balance at December 31, 1995 ................     $   1,047      $   2,758      $ (38,887)     $  (1,481)     $ (36,563)
  Contribution of additional paid-in capital
    by parent in connection with acquisitions          --          187,907           --             --          187,907
  Reclassification of accumulated deficit
    due to change in income tax status ......          --          (41,073)        41,073           --             --
    Net (loss) ..............................          --             --           (6,872)          --           (6,872)
                                                  ---------      ---------      ---------      ---------      ---------
Balance at December 31, 1996 ................     $   1,047      $ 149,592      $  (4,686)     $  (1,481)     $ 144,472
    Net (loss) ..............................          --             --          (15,922)          --          (15,922)
                                                  ---------      ---------      ---------      ---------      ---------
Balance at December 31, 1997 ................     $   1,047      $ 149,592      $ (20,608)     $  (1,481)     $ 128,550
    Contribution of paid-in capital by parent          --            2,681           --             --            2,681
    Retirement of treasury stock ............          (177)        (1,304)          --            1,481           --
    Net (loss) ..............................          --             --           (7,398)          --           (7,398)
                                                  ---------      ---------      ---------      ---------      ---------
Balance at December 31, 1998 ................     $     870      $ 150,969      $ (28,006)            $-      $ 123,833
                                                  ---------      ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------      ---------

                       BENEDEK COMMUNICATIONS CORPORATION


                                                                Additional                   Stockholder's
                                                   Common        Paid-In        Accumulated      Note
                                                    Stock        Capital          Deficit      Receivable       Total
                                                  ----------    ----------      -----------  -------------  ------------
                                                                              (In thousands)
Balance at December 31, 1995 ................     $      70      $   2,253      $ (38,887)     $    --      $ (36,564)
    Allocation of proceeds from sale of
       exchangeable redeemable senior
       preferred stock to initial warrants ..          --            9,000           --             --            9,000
    Accretion to exchangeable redeemable
       senior preferred stock (Note F) ......          --           (2,205)          --             --           (2,205)
    Financial costs related to the sale of
       preferred stock ......................          --           (3,322)          --             --           (3,322)
    Reclassification of accumulated deficit
       due to change in income tax status ...          --          (41,073)        41,073           --             --
    Dividends on preferred stock ............          --             --           (7,313)          --           (7,313)
    Net (loss) ..............................          --             --          (11,157)          --          (11,157)
                                                  ---------      ---------      ---------      ---------    -----------
Balance at December 31, 1996 ................     $      70      $ (35,347)     $ (16,284)     $    --      $   (51,561)
    Accretion to exchangeable redeemable
      senior preferred stock (Note F) .......          --           (4,845)          --             --           (4,845)
    Dividends on preferred stock ............          --             --          (14,192)          --          (14,192)
    Net (loss) ..............................          --             --          (24,310)          --          (24,310)
                                                  ---------      ---------      ---------      ---------    -----------
Balance at December 31, 1997 ................     $      70      $ (40,192)     $ (54,786)     $    --      $   (94,908)
    Accretion to exchangeable redeemable
       senior preferred stock (Note F) ......          --          (15,067)          --             --          (15,067)
    Dividends on preferred stock ............          --             --          (15,789)          --          (15,789)
    Financial costs related to the sale of
       preferred stock ......................          --           (4,339)          --             --           (4,339)
    Repurchase and retirement of initial
       warrants .............................          --             (535)          --             --             (535)
    Stock options exercised in exchange for
       stockholder note receivable (Note C) .             4            551           --             (555)          --
    Accrued interest on note receivable .....          --               33           --              (33)          --
    Net (loss) ..............................          --             --          (16,625)          --          (16,625)
                                                  ---------      ---------      ---------      ---------      ---------
Balance at December 31, 1998 ................     $      74      $ (59,549)     $ (87,200)     $    (588)     $(147,263)
                                                  ---------      ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------      ---------


The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------------------------
                                               1996                             1997                                1998
                                  -------------------------------  -------------------------------  -------------------------------
                                     BENEDEK         BENEDEK          BENEDEK         BENEDEK          BENEDEK         BENEDEK
                                   BROADCASTING   COMMUNICATIONS    BROADCASTING   COMMUNICATIONS    BROADCASTING   COMMUNICATIONS
                                   CORPORATION     CORPORATION      CORPORATION     CORPORATION      CORPORATION     CORPORATION
                                   ------------   --------------    ------------   --------------    ------------   --------------
                                                                           (IN THOUSANDS)
Cash flows from operating
 activities
 Net (loss) ......................  $  (6,872)       $ (11,157)      $ (15,922)       $ (24,310)      $  (7,398)       $ (16,625)
  Adjustments to reconcile net
   (loss) to net cash provided
   by operating activities:
   Amortization of program
    broadcast rights..............      4,399            4,399           6,401            6,401           6,758            6,758

  Depreciation and amortization ..     13,839           13,839          20,971           20,971          21,178           21,178
  Amortization and write-off of
   intangibles and deferred loan
   costs..........................      7,387            7,617          15,031           15,779          11,045           11,657
  Amortization of note discount ..       --              6,870            --             13,275            --             15,090
  Deferred income taxes ..........     (1,944)          (4,759)         (6,741)         (12,376)         (2,166)          (8,317)
  Other ..........................       --               --               610              610            --               --
Changes in operating assets and
 liabilities, net of effects of
 acquisitions:
  Receivables ....................       (723)            (722)         (2,603)          (2,603)           (640)            (640)
  Due to sellers .................      2,188            2,188            (153)            (153)           --               --
  Prepaid expenses and other .....       (266)            (266)           (206)            (206)             36               36
  Payments on program broadcast
   rights payable.................     (3,318)          (3,318)         (5,937)          (5,937)         (6,399)          (6,399)
  Accounts payable and accrued
   expenses.......................      3,566            3,566          (2,281)          (2,281)         (2,157)          (2,157)
  Deferred revenue ...............       (414)            (414)           (699)            (699)           (805)            (805)
                                    ---------        ---------       ---------        ---------       ---------        ---------
   Net cash provided by operating
    activities....................     17,842           17,843           8,471            8,471          19,452           19,776
                                    ---------        ---------       ---------        ---------       ---------        ---------
Cash flows from investing
 activities
  Purchase of property and
   equipment......................     (4,165)          (4,165)         (6,174)          (6,174)         (6,295)          (6,295)
  Payment for acquisition of
   station........................   (322,082)        (322,082)           --               --              --               --
  Purchase of other assets .......       (671)            (671)           (211)            (211)             (1)              (1)
  Purchase of intangibles ........       --               --              --               --              (199)            (199)
  Other ..........................        286              286             103              103             153              153
                                    ---------        ---------       ---------        ---------       ---------        ---------

   Net cash (used in) investing
    activities....................   (326,632)        (326,632)         (6,282)          (6,282)         (6,342)          (6,342)
                                    ---------        ---------       ---------        ---------       ---------        ---------
Cash flows from financing
 activities
  Principal payments on notes
   payable........................     (3,647)          (3,647)        (14,864)         (14,864)         (4,134)          (4,134)
  Proceeds from issuance of
   preferred stock................       --            105,000            --               --              --            100,000
  Net (payments) borrowings on
   long-term revolver.............       --               --            10,000           10,000         (10,000)         (10,000)
  Proceeds from long-term
   borrowing......................    128,000          218,178            --               --              --               --
  Contribution of paid-in capital
   by parent......................    187,907             --              --               --             2,681             --
  Payoff of senior preferred
   stock..........................       --               --              --               --              --            (92,768)
  Purchase of initial warrants ...       --               --              --               --              --               (535)
  Payment of debt and preferred
   stock acquisition costs........     (5,048)         (12,319)         (2,768)          (2,768)            (14)          (4,354)
                                    ---------        ---------       ---------        ---------       ---------        ---------
   Net cash provided by (used in)
    financing activities..........    307,212          307,212          (7,632)          (7,632)        (11,467)         (11,791)
                                    ---------        ---------       ---------        ---------       ---------        ---------

   Increase (decrease) in cash
    and cash equivalents..........     (1,578)          (1,577)         (5,443)          (5,443)          1,643            1,643
Cash and cash equivalents:
  Beginning ......................      9,668            9,668           8,090            8,091           2,647            2,648
                                    ---------        ---------       ---------        ---------       ---------        ---------
  Ending .........................  $   8,090        $   8,091       $   2,647        $   2,648       $   4,290        $   4,291
                                    =========        =========       =========        =========       =========        =========

                                                              (Continued)

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)

                                                                      YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------------------------
                                               1996                             1997                                1998
                                  -------------------------------  -------------------------------  -------------------------------
                                     BENEDEK         BENEDEK          BENEDEK         BENEDEK          BENEDEK         BENEDEK
                                   BROADCASTING   COMMUNICATIONS    BROADCASTING   COMMUNICATIONS    BROADCASTING   COMMUNICATIONS
                                   CORPORATION     CORPORATION      CORPORATION     CORPORATION      CORPORATION     CORPORATION
                                   ------------   --------------    ------------   --------------    ------------   --------------
                                                                           (IN THOUSANDS)
Supplemental Disclosure of Cash
 Flow Information:
 Cash payments for interest ......  $  20,945        $  20,945       $  30,489        $  30,489       $  27,055       $   27,055
 Cash payments for income taxes ..       --               --               432              432             152              152
                                    =========        =========       =========        =========       =========        =========

Supplemental Schedule of
Noncash Investing and
Financing Activities:
 Acquisition of program
 broadcast rights ................  $   4,630        $   4,630       $   6,340        $   6,340       $   6,169       $    6,169
 Notes payable incurred for
 purchase of equipment ...........      1,067            1,067           4,271            4,271           2,943            2,943
 Equipment acquired by barter
 transactions ....................        161              161             388              388             909              909
 Dividends accrued on
 redeemable preferred stock ......       --              7,313            --             14,192            --             15,789
 Stock option exercised in
 exchange for note receivables ...       --               --              --               --              --                555
 Accrued interest on note
 receivable stockholder added to
 additional paid in capital .......      --               --              --               --              --                 33
 Accretion to exchangeable
 redeemable senior preferred
 stock  ...........................      --              2,205            --              4,845            --             15,067
                                    =========        =========       =========        =========       =========        =========

Acquisition of stations:
 Cash purchase price .............. $ 322,082        $ 322,082       $    --          $    --         $    --          $    --
                                    =========        =========       =========        =========       =========        =========

 Net working capital acquired,
 excluding cash of $536 in 1996 ... $   9,982        $   9,982       $    --          $    --         $    --          $    --
 Property and equipment acquired
 at fair market value .............    72,578           72,578            --               --              --               --
 Intangible assets acquired .......   300,559          300,559            --               --              --               --
 Deferred income taxes assumed ....   (58,026)         (58,026)           --               --              --               --
 Other, net .......................       214              214            --               --              --               --
                                    ---------        ---------       ---------        ---------       ---------        ---------
                                      325,307          325,307            --               --              --               --
Less: Amount paid in 1995 .........    (3,225)          (3,225)           --               --              --               --
                                    ---------        ---------       ---------        ---------       ---------        ---------
                                    $ 322,082        $ 322,082       $    --          $    --         $    --          $    --
                                    =========        =========       =========        =========       =========        =========



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

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES


NATURE OF BUSINESS
     Benedek Communications Corporation (the "Company") is a holding company with minimal operations other than from its wholly-owned subsidiary, Benedek Broadcasting Corporation ("Benedek Broadcasting"). Benedek Broadcasting owns and operates twenty-three television stations (the "Stations") located throughout the United States. The operating revenues of the Stations are derived primarily from the sale of advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. The Stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment.

BASIS OF PRESENTATION
     The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Benedek Broadcasting and its wholly-owned subsidiaries, Benedek License Corporation ("BLC") Benedek Cable, Inc. ("BCI") and The WMTV Trust and its subsidiary, WMTV License, Co., LLC ("WMTV LLC"). The consolidated financial statements of Benedek Broadcasting include the accounts of Benedek Broadcasting, BLC, BCI and The WMTV Trust and its subsidiary, WMTV LLC. Separate financial statements have been provided for each reporting entity and, where there are differences, separate disclosures. All significant intercompany items and transactions have been eliminated in each of the sets of consolidated financial statements.

     The Company was formed on April 10, 1996. Benedek Broadcasting and the Company had identical stock ownership, so the capitalization of the Company by the stockholder of Benedek Broadcasting was accounted for in a manner similar to pooling-of-interests accounting. These consolidated financial statements include the consolidated financial statement of Benedek Broadcasting for the period prior to June 6, 1996 recast to reflect the difference in par value of the Company's and Benedek Broadcasting's stock.

     During 1998, BCI was formed as the entity through which Benedek Broadcasting delivers The Warner Bros. Television Network programming to local cable companies in 15 of its 20 markets ranked above 100 as measured by Nielsen surveys. Since BCI is a wholly-owned subsidiary of Benedek Broadcasting, the assets, liabilities and results of operations from this company are included in the consolidated financial statements of Benedek Broadcasting. BCI holds minimal assets and had insignificant operations in 1998.

     During October 1998, in order to comply with certain FCC duopoly rules, Benedek Broadcasting transferred all assets and liabilities related to WMTV-TV, serving Madison, Wisconsin, to The WMTV Trust, a disposition trust. Since Benedek Broadcasting is the sole beneficiary of this grantor trust, the assets, liabilities and results of operations from this trust are included in the consolidated financial statements of Benedek Broadcasting.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


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

(3)  Revenues

     Revenue related to the sale of advertising, network compensation and contracted time is recognized at the time of broadcast. Net revenues are shown net of agency and national representatives' commissions.

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

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


(6)  Deferred loan and acquisition costs

     Deferred loan costs are amounts incurred in connection with long-term financing. The costs are amortized on a straight-line method over the terms of the related debt security. Costs incurred in connection with long-term financing which is not consummated are expensed at the point in time when the negotiation on the financing ceases. Costs incurred in connection with issuances of preferred stock are included in stockholders' deficit as a permanent reduction of additional paid-in capital.

     Acquisition costs are amounts incurred in connection with acquiring additional television stations. Costs incurred in connection with acquisitions which are not consummated are expensed at the point in time when the negotiation on the acquisition ceases. The acquisition costs related to successful acquisitions are treated as part of the purchase price and are allocated to the assets purchased.

(7)  Property and equipment and intangible assets

     (a) Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated ranges of useful lives:

                                                     YEARS
                                                     -----
               Buildings and improvements ........   5-40
               Towers ............................   5-12
               Transmission equipment ............   3-10
               Other equipment ...................   1-5

     Gains and losses on the disposition of property and equipment are insignificant and are included in depreciation and amortization on the consolidated statement of operations.

     (b) Intangible assets, which include FCC licenses, network affiliation agreements and goodwill, have been recorded at cost and are amortized over 40 years using the straight-line method.

     (c) The Company reviews its property and equipment and intangibles annually to determine potential impairment by comparing the carrying value of the assets with the undiscounted anticipated future cash flows of the related property before interest charges. If the future cash flows are less than the carrying value, the Company would obtain an appraisal and adjust the carrying value of the assets to the appraisal value if the appraisal value is less than the carrying value.

(8)  Other interest expense

     Other interest expense includes accrued interest added to long-term debt balances, deferred loan cost amortization and write offs, financing costs not consummated, and accretion of discounts.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


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

(10) Employee Benefits

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

     The Company has elected to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25.

(11) Earnings (loss) per common share

     Basic per-share amounts are computed by dividing net income adjusted for preferred stock dividends declared and accretion (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. The Company has no present dilutive per share amounts, since the inclusion of the Initial Warrants (as defined) would have been anti-dilutive for the periods presented.

(NOTE B) - ACQUISITIONS

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

     These acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired stations are included in the consolidated financial statements since the date of the respective acquisition. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair values as of the closing date. The excess of the purchase price over the net assets received from this acquisition is being amortized on a straight-line method over a period of 40 years.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


(NOTE C) - RELATED PARTY TRANSACTIONS AND 1999 STOCK OPTION PLAN

STOCK OPTION AGREEMENTS

     The Company had a stock-based compensation plan for a key employee. The Company applied APB Opinion No. 25 and related interpretations in accounting for the plan and accordingly, no compensation cost was recognized for grants under the fixed stock option plan. Had compensation cost been determined based on the fair values method prescribed in FASB Statement No. 123, there would have been no effect on the reported net (loss) and (loss) per common share for the year ended December 31, 1996, 1997 and 1998, based upon the application of the Black-Scholes option pricing model with the following assumptions: no dividends will be paid on the Class B common stock; a risk-free interest rate of 6.30%; an expected life of nine years; and an expected price volatility of 45%. Options for the purchase of 370,000 shares at a weighted exercise price of $3.22 were outstanding as of December 31, 1995, 1996 and 1997. In 1998 the exercise price was reduced to $1.50 per share, based on an independent appraisal, and the options were exercised. The Company loaned the key employee the funds necessary to pay for the shares under a note which bears interest at 5.93% and is due on December 31, 2007. This recourse note, which is a personal obligation of the employee, is collateralized by the stock which was issued upon exercise of the option, and is classified as a contra equity account in the accompanying consolidated balance sheet.

     In December 1998, the Company's Board of Directors (the "Board") adopted The 1999 Stock Option Plan (the "Plan") whereby from time to time on or before December 31, 2008, options to purchase shares of Class B Common Stock may be granted to employees, directors or consultants and advisors of the Company and its subsidiaries. The aggregate number of shares of common stock which may be purchased pursuant to options granted at any time under the Plan shall not exceed 240,000. The purchase price per share shall be the fair market value, as defined by the Plan, or an amount determined by the Board. If options are granted to an employee who, at the time of the grant, owns more than ten percent of the voting stock of the Company, the purchase price per share shall be at least one hundred and ten percent of the fair market value, as defined by the Plan.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


DIRECTOR FEES
     The Company paid fees of approximately $1,062,000, $222,000, and $601,000 during the years ended December 31, 1996, 1997 and 1998, respectively, to the law firm of Shack & Siegel, P.C., a partner of which serves as a director to Benedek Communications and Benedek Broadcasting.

(NOTE D) - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                           DECEMBER 31,
                                                    ------------------------
                                                       1997          1998
                                                       ----          ----
                                                        (IN THOUSANDS)
    Land and improvements ........................   $  5,820     $  5,823
    Buildings and improvements ...................     25,834       28,152
    Towers .......................................     15,058       15,163
    Transmission and studio equipment ............     70,252       75,615
    Office equipment .............................      8,139        9,298
    Transportation equipment .....................      2,640        2,988
    Construction in progress .....................      4,251        2,434
                                                     --------     --------
                                                      131,994      139,473

    Less accumulated depreciation and amortization     58,183       76,846
                                                     --------     --------
                                                     $ 73,811     $ 62,627
                                                     ========     ========


(NOTE E) - INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                           DECEMBER 31,
                                                   -------------------------
                                                         1997         1998
                                                     --------     --------
                                                        (IN THOUSANDS)
    Goodwill .....................................   $163,774     $159,057
    FCC licenses .................................    120,525      117,330
    Network affiliations .........................     59,857       58,206
    Other ........................................      1,432        1,041
                                                     --------     --------
                                                     $345,588     $335,634
                                                     ========     ========

     Intangible assets are recorded net of accumulated amortization of $29,569,000 and $39,273,000 as of December 31, 1997 and 1998, respectively.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


(NOTE F) - REDEEMABLE EQUITY SECURITIES AND DISCOUNT NOTES

SENIOR PREFERRED STOCK
     In 1996, the Company sold 60,000 Units in a private placement, which generated proceeds of $60,000,000. Each Unit consisted of (i) ten shares of 15% Exchangeable Redeemable Senior Preferred Stock due 2007 (the "Original Senior Preferred Stock"), (ii) ten initial warrants to purchase Class A common stock of the Company with an expiration date of July 1, 2007 (the "Initial Warrants"), and (iii) 14.8 contingent warrants to purchase Class A common stock of the Company.

     The Original Senior Preferred Stock and the contingent warrants were redeemed in June 1998 from the proceeds of the Company's May 14, 1998 issuance of 100,000 shares of 11 1/2% Exchangeable Senior Preferred Stock (the "Senior Preferred Stock"), with an initial liquidation preference equal to proceeds received of $100,000,000.

     The Company used approximately $92,800,000 of the net proceeds from the issuance of the Senior Preferred Stock to redeem the Original Senior Preferred Stock (including approximately $12,100,000 representing premiums relating to the redemption). The balance of the proceeds were used to pay fees related to the transaction and for general corporate purposes, including the reduction of a portion of Benedek Broadcasting's Revolving Credit Facility (hereinafter defined).

     Dividends on the Senior Preferred Stock are cumulative and payable quarterly commencing August 15, 1998 at a rate of 11 1/2% of the then effective liquidation preference per share. The Company, at its option, may pay dividends on any dividend payment date occurring on or before May 15, 2003 either in cash or by adding such dividends to the then effective liquidation preference. The Senior Preferred Stock is not redeemable until May 15, 2003. Thereafter, the Company has the option to redeem these shares in whole or in part at predetermined redemption prices. The Senior Preferred Stock contains various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and the sales of assets, among other things. Notwithstanding the foregoing, until May 15, 2001, in the event of a public equity offering, a Required Disposition (as defined) or other specified circumstances, the Company may redeem up to 25% of the initial liquidation preference at 111.50% of the then effective liquidation preference, provided at least $75,000,000 in liquidation preference remains outstanding.

     Since it is management's intention to redeem the Senior Preferred Stock prior to being required to pay cash dividends, the amount of the redemption premium payable at such time is being accreted as a constructive distribution from May 14, 1998 to May 15, 2003. The Senior Preferred Stock is exchangeable into debentures at the Company's option, subject to certain conditions, in whole on any scheduled dividend payment date. The Senior Preferred Stock was exchanged for Senior Preferred Stock registered with the Securities and Exchange Commission pursuant to a registration statement declared effective on June 15, 1998.

JUNIOR PREFERRED STOCK

     In 1996, the Company issued 450,000 shares of Seller Junior Discount Preferred Stock due July 1, 2008 (the "Junior Preferred Stock") with an aggregate liquidation preference equal to the proceeds of $45,000,000. Dividends are payable to the holders of the Junior Preferred Stock at 7.92% per annum, cumulative until the fifth anniversary of the issuance thereof and thereafter at increasing rates up to 18%. Since the Company intends to redeem the Junior Preferred Stock prior to the fifth anniversary, dividends are being accrued at the initial rate. The dividends on the Junior Preferred Stock are cumulative. Prior to June 1, 2001, dividend

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


payments on the Junior Preferred Stock are not permitted to be made in cash and instead will be added automatically to the liquidation preference and as a result will be deemed paid in full and will not accumulate.

     The Junior Preferred Stock is subject to mandatory redemption in whole on July 1, 2008 and the Company has the option to redeem these shares in whole or in part at a price equal to the sum of the liquidation value per share plus an amount equal to all accumulated and unpaid dividends per share to the date of redemption.

     The following table summarizes these activities from December 31, 1996 through December 31, 1998 as follows:

                                                             SENIOR            JUNIOR
                                                            PREFERRED        PREFERRED
                                                              STOCK            STOCK
                                                         --------------    -------------
                                                                  (IN THOUSANDS)
    Balance at December 31, 1996 ........................   $  58,462       $  47,057
    Accrued dividends ...................................      10,353           3,839
    Accretion of initial discount and
     redemption prepayment premium.......................       4,845            --
                                                            ---------       ---------
    Balance at December 31, 1997 ........................      73,660          50,896
    Accrued dividends ...................................      11,637           4,152
    Accretion of initial discount and
    redemption prepayment premium .......................      15,067            --
    Issuance of Senior Preferred Stock ..................     100,000            --
    Redemption of Original Senior Preferred Stock .......     (92,768)           --
                                                            ---------       ---------
    Balance at December 31, 1998 ........................   $ 107,596       $  55,048
                                                            =========       =========

INITIAL WARRANTS

   At December 31, 1998 there were 550,000 outstanding Initial Warrants which expire July 1, 2007. Each Initial Warrant entitles the holder thereof to purchase one share of Class A Common Stock at an exercise price of $0.01 per share. The value of the Initial Warrants at the date of issuance was $9,000,000 which was allocated to paid-in capital. During October 1998, the Company redeemed 50,000 of the outstanding Initial Warrants for $535,000.

DISCOUNT NOTES

   In 1996, the Company issued Senior Subordinated Discount Notes due 2006 (the "Discount Notes") in the principal amount of $170,000,000. These Discount Notes were issued at a discount of $79,822,000 which generated gross proceeds of $90,178,000. The Discount Notes mature on May 15, 2006 and yield 13.25% per annum with no cash interest accruing prior to May 15, 2001. Thereafter, cash interest will accrue until maturity payable semiannually, commencing November 15, 2001. On or after May 15, 2000, the Discount Notes are redeemable at the option of the Company, in whole or in part, at predetermined redemption prices and under specified conditions. The Discount Notes are subordinated to all other senior debt of the Company. The Discount Notes contain various restrictive covenants. The Discount Notes were exchanged for Discount Notes registered with the Securities and Exchange Commission pursuant to a registration statement declared effective in October 1996.

   Since the Company derives all of its operating income and cash flow from Benedek Broadcasting, the Company's ability to pay its obligations including (i) interest on and principal of the Discount Notes, (ii) redemption of and cash dividends on the Senior Preferred Stock, and (iii) redemption of and cash dividends on the Junior Preferred Stock will be dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no legal obligation, contingent or otherwise, to pay any amount to the Company or to make funds available to the Company for debt service or any other obligation.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)



(NOTE G) - NOTES PAYABLE

TERM LOANS AND REVOLVER

     During 1996, Benedek Broadcasting entered into a credit agreement which included two Term Loan Facilities in an initial aggregate principal amount of $128,000,000. This agreement was amended and restated on December 17, 1997 to convert the existing Term Loans to new Term Loans, to amend and delete certain provisions of the agreement and to replace certain parties to the agreement. Associated with this amendment and change in lead banks, fees of $3,631,000 were written off to other interest expense.

     The outstanding principal balance at December 31, 1998 was $108,317,000 comprised of (1) Term Loan (A) of $75,000,000 at the bank's base rate plus the Applicable Margin or the Eurodollar rate plus the Applicable Margin (currently 7.94%) and (ii) Term Loan (B) of $33,317,000 at the bank's base rate plus 2.25% per annum or the Eurodollar rate plus 3.25% per annum (currently 8.44%). Applicable Margin is determined as a per annum percentage ranging from 0.75% to 2.75% by reference to the Leverage Ratio on such date. Interest is payable, at Benedek Broadcasting's option, on either a one, two, three or six month period, subject to certain conditions. Each Term Loan Facility provides for quarterly principal payments until final maturity on December 31, 2004.

     The credit agreement also includes a Revolving Credit Facility of $15,000,000 which bears interest at the bank's base rate plus the Applicable Margin or the Eurodollar rate plus the Applicable Margin and expires December 31, 2003. At December 31, 1998, there was no outstanding balance on the revolver. The unused portion of the Revolving Credit Facility bears interest at 0.5% per annum, paid quarterly.

     The credit agreement contains several mandatory principal prepayment or permanent reductions of Revolving Loan Commitment provisions. As a result, the Company will make a principal prepayment of approximately $3,800,000 due April 1999. The Term Loan Facilities also contain various restrictive covenants and require compliance with certain financial ratios and covenants.

     The Term Loan Facilities and the Revolving Credit Facility are guaranteed by the Company and secured by certain of the Company's and Benedek Broadcasting's present and future property and assets. The Term Loan Facilities are also guaranteed by BLC and WMTV LLC and are collateralized by all of the stock of BLC which is also collateral on the Senior Secured Notes (hereinafter defined) which have an equal position in the stock of BLC to the Term Loan Facilities.

SENIOR SECURED NOTES

     During 1995, Benedek Broadcasting issued $135,000,000 of 11 7/8% Senior Secured Notes due 2005 (the "Senior Secured Notes"). The Senior Secured Notes bear interest at the rate of 11 7/8% payable semiannually on March 1 and September 1 of each year and mature in March 2005. The Senior Secured Notes may be redeemed by Benedek Broadcasting in whole or in part after March 1, 2000 subject to certain prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and the sales of assets, among other things. The Senior Secured Notes were exchanged for Senior Secured Notes registered with the Securities and Exchange Commission in a registration statement declared effective in November 1995.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


     The Senior Secured Notes are collateralized by all of the stock of BLC, which is also collateral on the Term Loan Facilities which have an equal position in the stock of BLC to the Senior Secured Notes. The Senior Secured Notes are also collateralized by certain agreements and contract rights related to nine of the Stations which include network affiliation agreements and certain general intangibles.

OTHER NOTES

     Other notes payable consist of multiple financing agreements requiring monthly payments including interest ranging from 2.9% to 15.8% maturing from 1999 through 2005 collateralized by various assets of Benedek Broadcasting.

     Notes payable of the Company and Benedek Broadcasting consist of the following:

                                                                DECEMBER 31, 1997               DECEMBER 31, 1998
                                                           -----------------------------   -----------------------------
                                                             BENEDEK         BENEDEK         BENEDEK          BENEDEK
                                                           BROADCASTING   COMMUNICATIONS   BROADCASTING   COMMUNICATIONS
                                                           CORPORATION     CORPORATION     CORPORATION      CORPORATION
                                                           ------------   --------------   ------------   --------------
                                                                                  (IN THOUSANDS)
    Senior Secured Notes ................................   $ 135,000       $ 135,000        $ 135,000       $ 135,000
    Revolving Credit Facility ...........................      10,000          10,000             --              --
    Term Loan A .........................................      77,000          77,000           75,000          75,000
    Term Loan B .........................................      33,817          33,817           33,317          33,317
    Discount Notes - see (Note F)
       for terms ........................................        --           110,323             --           125,413
    Other ...............................................       4,777           4,777            6,086           6,086
                                                            ---------       ---------        ---------       ---------
                                                              260,594         370,917          249,403         374,816
    Less current maturities .............................      13,480          13,480           15,911          15,911
                                                            ---------       ---------        ---------       ---------
                                                            $ 247,114       $ 357,437        $ 233,492       $ 358,905
                                                            =========       =========        =========       =========

     At December 31, 1998, the notes of the Company and Benedek Broadcasting provide for annual reductions as follows:

                                        BENEDEK          BENEDEK
                                      BROADCASTING    COMMUNICATIONS
    YEAR ENDING DECEMBER 31,          CORPORATION      CORPORATION
   --------------------------         ------------    --------------
                                             (IN THOUSANDS)
    1999 ...........................   $  15,911        $  15,911
    2000 ...........................      14,321           14,321
    2001 ...........................      14,154           14,154
    2002 ...........................      15,699           15,699
    2003 ...........................      15,326           15,326
    Thereafter .....................     173,992          299,405
                                       ---------        ---------
                                       $ 249,403        $ 374,816
                                       =========        =========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


(NOTE H) - PROGRAM BROADCAST RIGHTS PAYABLE

(1) Program broadcast rights and program broadcast rights payable consist of the following:

                                        PROGRAM             PROGRAM
                                       BROADCAST           BROADCAST
                                        RIGHTS           RIGHTS PAYABLE
                                   ----------------    -----------------
                                              (IN THOUSANDS)
Balance at December 31, 1996......      $ 6,726             $ 7,712
     Contracts acquired ..........        6,340               6,340
     Amortization ................       (6,401)               --
     Payments ....................         --                (5,937)
                                        -------             -------
Balance at December 31, 1997......      $ 6,665             $ 8,115
     Contracts acquired ..........        6,169               6,169
     Amortization ................       (6,758)               --
     Payments ....................         --                (6,399)
                                        -------             -------
Balance at December 31, 1998......      $ 6,076             $ 7,885
                                        =======             =======


(2) The current maturities of program broadcast rights payable consist of the following:

                                                              DECEMBER 31,
                                                     ---------------------------
                                                        1997               1998
                                                        ----               ----
                                                            (IN THOUSANDS)
Program contracts, due in varying installments.....    $8,115            $7,885
Less current maturities ...........................     6,762             6,994
                                                       ------            ------
Long-term portion .................................    $1,353            $  891
                                                       ======            ======


    The maturities of the contracts are as follows:

    YEAR ENDING DECEMBER 31,          (IN THOUSANDS)
   --------------------------
    1999 ...........................       6,994
    2000 ...........................         663
    2001 ...........................         227
    2002 ...........................           1
                                         -------
                                         $ 7,885
                                         =======

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


     In addition, the Company has entered into noncancellable commitments for future program broadcast rights aggregating approximately $10,922,000 as of December 31, 1998 with future payments as follows:

    YEAR ENDING DECEMBER 31,          (IN THOUSANDS)
   --------------------------
    1999 ...........................     $ 1,623
    2000 ...........................       4,149
    2001 ...........................       2,564
    2002 ...........................       1,699
    2003 ...........................         347
    Thereafter .....................         540
                                         -------
                                         $10,922
                                         =======


(NOTE I) - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following:

                                             DECEMBER 31,
                                   ------------------------------
                                       1997               1998
                                       ----               ----
                                           (IN THOUSANDS)
Trade payables ................      $ 1,754            $ 1,073
Barter, net ...................           85                526
Compensation and benefits......        4,084              3,093
Interest ......................        5,747              5,624
Other .........................        1,807              1,661
                                     -------            -------
                                     $13,477            $11,977
                                     =======            =======


(NOTE J) - LEASES

   The Company leases land, office space and office and transportation equipment under agreements which expire from 1999 through 2008 and require various minimum annual rentals. The leases also require payment of the normal maintenance, real estate taxes and insurance on the properties. The Company has the option to acquire its leased premises in Parkersburg, West Virginia on each of May 1, 2000 and 2005 for $650,000 and $750,000, respectively.

   The Company has the option to purchase its leased premises in Casper, Wyoming upon written notice to the landlord at any time during the 10 year term which expires March 5, 2007. At December 31, 1998, the option purchase price was $379,812 which increases each year through 2004 by six percent and each year thereafter by three percent.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


     The approximate total minimum rental commitments at December 31, 1998 under these leases are due as follows:

    YEAR ENDING DECEMBER 31,          (IN THOUSANDS)
   --------------------------
    1999 ...........................     $   970
    2000 ...........................         585
    2001 ...........................         484
    2002 ...........................         437
    2003 ...........................         316
    Thereafter .....................         432
                                         -------
                                         $ 3,224
                                         =======

     Total rental expense under these agreements and other monthly rentals for the years ended 1996, 1997 and 1998 was approximately $1,064,000, $1,416,000, and $1,244,007, respectively.

     The Company is a lessor of certain portions of its real property to various organizations. Total rental income under these agreements for the years ended 1996, 1997 and 1998 was approximately $680,000, $1,030,000, and $990,000, respectively.

(NOTE K) - INCOME TAX MATTERS AND CHANGE IN TAX STATUS

     Prior to the consummation of the acquisitions and the related financing in 1996, Benedek Broadcasting, with the consent of its stockholder, elected to be taxed under sections of federal and state income tax law, which provided that, in lieu of corporation income taxes, the stockholder separately accounted for Benedek Broadcasting's income, deductions, losses and credits. Due to the structure of the financing for the 1996 acquisitions, the election to be taxed as an "S" Corporation automatically terminated and Benedek Broadcasting became subject to federal and state income taxes. As a result, Benedek Broadcasting recognized a net deferred tax asset of approximately $3,550,000. Concurrent with the change in tax status the accumulated deficit of $41,073,000 which existed on that date was reclassified to additional paid-in capital.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


     The deferred tax assets and liabilities consist of the following components for the Company and Benedek Broadcasting:

                                                         DECEMBER 31, 1997              DECEMBER 31, 1998
                                                    ----------------------------   -----------------------------
                                                      BENEDEK         BENEDEK        BENEDEK         BENEDEK
                                                    BROADCASTING  COMMUNICATIONS   BROADCASTING   COMMUNICATIONS
                                                    CORPORATION    CORPORATION     CORPORATION     CORPORATION
                                                    ------------  --------------   ------------   --------------
                                                                        (IN THOUSANDS)
    Deferred tax assets:
    Loss carryforwards ...........................    $   6,968     $   7,360       $   4,878       $   5,385
    Receivable allowances and accruals ...........        1,003         1,003           1,191           1,191
    Network agreements ...........................        1,777         1,777           1,178           1,178
    Original issue discount ......................         --           8,058            --            14,094
                                                      ---------     ---------       ---------       ---------
                                                          9,748        18,198           7,247          21,848
                                                      ---------     ---------       ---------       ---------

    Deferred tax liabilities:
    Property and equipment .......................       11,748        11,748           7,877           7,877
    Intangibles ..................................       47,341        47,341          46,545          46,545
                                                      ---------     ---------       ---------       ---------
                                                         59,089        59,089          54,422          54,422
                                                      ---------     ---------       ---------       ---------

    Net deferred tax liability ...................    $ (49,341)    $ (40,891)      $ (47,175)        (32,574)
                                                      =========     =========       =========       =========

   The income tax benefit for the Company and Benedek Broadcasting consisted of the following:

                              DECEMBER 31, 1996               DECEMBER 31, 1997              DECEMBER 31, 1998
                        -----------------------------   -----------------------------   -----------------------------
                          BENEDEK         BENEDEK         BENEDEK         BENEDEK         BENEDEK         BENEDEK
                        BROADCASTING   COMMUNICATIONS   BROADCASTING   COMMUNICATIONS   BROADCASTING   COMMUNICATIONS
                        CORPORATION     CORPORATION     CORPORATION     CORPORATION     CORPORATION     CORPORATION
                        ------------   --------------   ------------   --------------   ------------   --------------
                                                              (IN THOUSANDS)
Current tax expense....  $    (95)        $    (95)       $   (349)       $   (349)       $   (265)       $   (265)
Deferred tax benefit...     1,944            4,759           6,742          12,376           2,166           8,317
                         --------         --------        --------        --------        --------        --------
                         $  1,849         $  4,664        $  6,393        $ 12,027        $  1,901        $  8,052
                         ========         ========        ========        ========        ========        ========


     Under the provisions of the Internal Revenue Code, the Company and its subsidiaries have approximately $13,500,000 of actual net operating loss carryforwards available to offset future tax liabilities which expire in 2007 through 2011.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------------
                                                   1996                            1997                           1998
                                       -----------------------------   -----------------------------   -----------------------------
                                         BENEDEK         BENEDEK         BENEDEK         BENEDEK         BENEDEK         BENEDEK
                                       BROADCASTING   COMMUNICATIONS   BROADCASTING   COMMUNICATIONS   BROADCASTING   COMMUNICATIONS
                                       CORPORATION     CORPORATION     CORPORATION     CORPORATION     CORPORATION     CORPORATION
                                       ------------   --------------   ------------   --------------   ------------   --------------
Computed "expected" income tax
  benefit.............................    (35.0)%         (35.0)%         (35.0)%         (35.0)%         (35.0)%         (35.0)%
Increase (decrease) resulting from:
State income taxes, net of federal
  effect..............................     (5.0)           (5.0)           (5.0)           (5.0)           (5.0)           (5.0)
(Income) loss allocated to
  stockholder due to "S" corporation
  status..............................      9.4             5.2              --              --              --              --
Nondeductible amortization and
  expenses............................     12.9             7.1             8.2             5.1            20.4             7.7
Other, net............................     (3.5)           (1.8)            3.2             1.8            (0.8)           (0.3)
                                          -----           -----           -----           -----           -----           -----
Effective tax rate                        (21.2)%         (29.5)%         (28.6)%         (33.1)%         (20.4)%         (32.6)%
                                          =====           =====           =====           =====           =====           =====

(NOTE L) - PREFERRED AND COMMON STOCK

     The Board of Directors of the Company has authorized 2,500,000 shares of preferred stock of which 550,000 was issued and outstanding as of December 31, 1998. The Board has the right and ability to set the terms and preferences of the preferred stock. The Board has not set the terms and preferences of the remaining 1,950,000 unissued shares.

     The following table summarizes common stock:

                                                 DECEMBER 31,
                                       ------------------------------
                                           1997              1998
                                       -----------       -----------
BENEDEK BROADCASTING CORPORATION:
Common stock, no par
    Authorized shares ..............         200               200
    Issued shares ..................      179.09            148.85
    Outstanding shares .............      148.85            148.85

Common stock held in treasury ......       30.24              None


BENEDEK COMMUNICATIONS CORPORATION:
Common stock, Class A par value
  $0.01, one vote per share
    Authorized shares ..............  25,000,000        10,000,000
    Issued and outstanding shares...        None              None

Common stock, Class B, par value
  $0.01, ten votes per share,
  convertible into Class A Common
  stock at a ratio of 1:1
    Authorized shares ..............  25,000,000        10,000,000
    Issued and outstanding shares...   7,030,000         7,400,000

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


(NOTE M) - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Cash and cash equivalents, current receivables and current payables have carrying values which approximate fair value because of the short-term nature of those instruments. The floating rate long-term debt carrying amount approximates fair value because the interest rate fluctuates with the bank's lending rate.

     The following table shows the carrying amounts and estimated fair values of other financial instrument liabilities at December 31, 1997 and 1998:

                                               1997                          1998
                                     --------------------------    --------------------------
                                      CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                       AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                     ----------    ------------    ----------    ------------
                                                        (IN THOUSANDS)
BENEDEK BROADCASTING:
Program broadcast rights payable      $  8,115       $  7,967       $  7,885       $  7,461
Other notes payable ............         4,777          4,777          6,086          6,086
Senior Secured Notes ...........       135,000        153,900        135,000        147,150

BENEDEK COMMUNICATIONS:
Discount Notes .................       110,323        130,475        125,413        117,300
Original Senior Preferred Stock         73,660         73,660           --             --
Senior Preferred Stock .........          --             --          107,596         69,000
Junior Preferred Stock .........        50,896         37,306         55,048         48,478

     The fair value of program broadcast rights payable and other notes payable were estimated using the discounted cash flow method.

     The fair value of the Discount Notes, Senior Secured Notes and Senior Preferred Stock were estimated using readily available quoted market prices.

     The fair value of the Junior Preferred Stock is estimated using discounted cash flow analysis, based on the interest rate, preferences and other risks inherent in the instrument.

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

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


(NOTE N) - PENDING ADOPTION OF ACCOUNTING STANDARD

     The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which the Company will be required to adopt for its year ending December 31, 2000. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to have a significant impact on the Company's financial statements since the Company currently has no derivative instruments.

(NOTE O) - SUBSEQUENT EVENT

     On December 30, 1998, the Company entered into an Asset Exchange Agreement with The Ackerley Group, Inc. ("Ackerley") pursuant to which it will exchange the television broadcast assets of KCOY-TV, in Santa Maria, California for the television broadcast assets of KKTV, Ackerley's station in Colorado Springs, Colorado. Both KCOY-TV and KKTV are CBS affiliates. The exchange remains subject to FCC approval. It is anticipated that the exchange will be completed in the second quarter of 1999.

     The proposed transaction will include a $9,000,000 payment by the Company to Ackerley at the closing. The parties have entered into a time brokerage agreement for each station, effective January 1, 1999. The time brokerage agreements provide each buyer a presence at and certain approval rights regarding activities of the station it is acquiring. The transaction will be structured, to the extent feasible, as a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code. In addition, the Company has a high tax basis in the KCOY-TV assets since they were acquired in an asset acquisition in 1996. As a result of the foregoing, the Company does not expect to incur any material tax liability as a result of the exchange.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Benedek License Corporation and
WMTV License Co., LLC
Rockford, Illinois

     We have audited the accompanying combined balance sheets of Benedek License Corporation and WMTV License Co., LLC as of December 31, 1997 and 1998 and the related combined statements of operations, stockholder's equity and cash flows for the years ended December 31, 1996, 1997, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Benedek License Corporation and WMTV License Co., LLC as of December 31, 1997 and 1998 and the combined results of their operations and their cash flows for the years ended December 31, 1996, 1997 and 1998, in conformity with generally accepted accounting principles.


                                       /s/ McGLADREY & PULLEN, LLP


Rockford, Illinois
February 15, 1999

                         BENEDEK LICENSE CORPORATION AND
                              WMTV LICENSE CO., LLC

                             COMBINED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                           ----------------------------------------------
                                ASSETS                                             1997                   1998
                                                                                   ----                   ----
                                                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Federal Communication Commission (FCC)
Licenses, at cost, less accumulated amortization of $5,514
  and $8,710 for 1997 and 1998, respectively ..............................      $ 120,526             $ 117,330
Goodwill, less accumulated amortization of $1,322 and $2,203 for 1997
           and 1998, respectively .........................................         33,915                33,034
                                                                                 ---------             ---------
                                                                                 $ 154,441             $ 150,364
                                                                                 =========             =========
                 LIABILITIES AND STOCKHOLDER'S EQUITY

Deferred tax liability ....................................................      $  33,017             $  31,738
                                                                                 ---------             ---------
Stockholder's equity (Note E):
     Common stock, $0.01 par authorized 3,000 shares,
       issued and outstanding 99 shares ...................................           --                    --
     Additional paid-in capital ...........................................        126,040               126,040
     Accumulated deficit ..................................................         (4,616)               (7,414)
                                                                                 ---------             ---------
                                                                                   121,424               118,626
                                                                                 ---------             ---------
                                                                                 $ 154,441             $ 150,364
                                                                                 =========             =========


The accompanying notes are an integral part of the combined financial statements.

                        BENEDEK LICENSE CORPORATION AND
                             WMTV LICENSE CO., LLC

                       COMBINED STATEMENTS OF OPERATIONS

                                                            YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------
                                                   1996                1997                1998
                                                 -------             -------             --------
                                                                 (IN THOUSANDS)
Operating expense, amortization .....            $ 2,428             $ 4,081             $ 4,077
                                                 -------             -------             -------
     (Loss) before income tax benefit             (2,428)             (4,081)             (4,077)
Income tax benefit ..................                731               1,489               1,279
                                                 -------             -------             -------
Net (loss) ..........................            $(1,697)            $(2,592)            $(2,798)
                                                 =======             =======             =======


The accompanying notes are an integral part of the combined financial statements.

                         BENEDEK LICENSE CORPORATION AND
                              WMTV LICENSE CO., LLC

                   COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                    ADDITIONAL
                                                  COMMON              PAID-IN            ACCUMULATED
                                                  STOCK               CAPITAL              DEFICIT                 TOTAL
                                               -----------         ------------         -------------          -----------
                                                                          (IN THOUSANDS)
Balance at December 31, 1995 .............      $     --              $  15,630            $    (327)            $  15,303
Capital contribution of FCC licenses
  from parent ............................            --                110,231                 --                 110,231
Net (loss) ...............................            --                   --                 (1,697)               (1,697)
                                                ----------            ---------            ---------             ---------
Balance at December 31, 1996 .............            --                125,861               (2,024)              123,837
Capital contribution of FCC
  licenses from parent ...................            --                    179                 --                     179
Net (loss) ...............................            --                   --                 (2,592)               (2,592)
                                                ----------            ---------            ---------             ---------
Balance at December 31, 1997 .............            --                126,040               (4,616)              121,424
Net (loss) ...............................            --                   --                 (2,798)               (2,798)
                                                ----------            ---------            ---------             ---------
Balance at December 31, 1998 .............      $     --              $ 126,040            $  (7,414)            $ 118,626
                                                ==========            =========            =========             =========


The accompanying notes are an integral part of the combined financial statements.

                        BENEDEK LICENSE CORPORATION AND
                             WMTV LICENSE CO., LLC

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------------------------
                                                        1996                    1997                  1998
                                                  ----------------       -----------------       ---------------
                                                                            (IN THOUSANDS)
Cash flows from operating activities
  Net (loss) ...................................      $  (1,697)            $  (2,592)            $  (2,798)
  Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
  Amortization .................................          2,428                 4,081                 4,077
  Deferred income tax ..........................           (731)               (1,489)               (1,279)
                                                      ---------             ---------             ---------
    Net cash provided by operating activities...           --                    --                    --

Cash:
  Beginning ....................................           --                    --                    --
                                                      ---------             ---------             ---------
  Ending .......................................      $    --               $    --               $    --
                                                      =========             =========             =========
Supplemental Schedule of Noncash Investing
  and Financing Activities:
  FCC licenses acquired by contribution of
    capital from parent ........................      $ 110,231             $     179             $    --
  Transfer of deferred tax liability and
    offsetting goodwill related to FCC
     licenses ..................................      $  35,237             $    --               $    --
                                                      =========             =========             =========


The accompanying notes are an integral part of the combined financial statements.

                         BENEDEK LICENSE CORPORATION AND
                              WMTV LICENSE CO., LLC

                     NOTES TO COMBINED FINANCIAL STATEMENTS


(NOTE A) - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
     Benedek License Corporation ("BLC") is a wholly owned subsidiary of Benedek Broadcasting Corporation ("Benedek Broadcasting"). WMTV License Co., LLC ("WMTV LLC") is a wholly owned subsidiary of the WMTV Trust, a grantor trust for the exclusive benefit of Benedek Broadcasting. BLC and WMTV LLC own and hold the Federal Communications Commission ("FCC") licenses for the twenty-three television stations owned by Benedek Broadcasting which are located throughout the United States.

BASIS OF PRESENTATION
     The combined financial statements include the accounts of BLC and WMTV LLC. All significant intercompany items and transactions have been eliminated in the combined financial statements. WMTV LLC was formed on October 26, 1998, in order to comply with certain FCC duopoly rules. BLC transferred the FCC license and associated deferred tax liability of WMTV-TV, serving Madison Wisconsin, to WMTV LLC. Since all of the assets, liabilities and operations of WMTV LLC have historically been reported as a part of BLC, WMTV LLC is included in the reporting entity with BLC.

SIGNIFICANT ACCOUNTING POLICIES:
(1) Accounting estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

(2) Intangibles

     Intangible assets, which include FCC licenses and goodwill, have been recorded at cost and are amortized over 40 years using the straight-line method. Benedek Broadcasting reviews its intangibles annually to determine potential impairment by comparing the carrying value of the intangible with the undiscounted anticipated future cash flows of the related property before interest charges. If the future cash flows are less than the carrying value, Benedek Broadcasting could obtain an appraisal on the property and adjust the carrying value of the intangibles to the appraisal value if the appraisal value is less than the carrying value.

(3) Income taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Reference should also be made to (Note D) regarding a change in tax status and the recording of deferred taxes upon change in status. BLC and WMTV LLC file as part of Benedek Communications Corporation's consolidated federal tax return.

                         BENEDEK LICENSE CORPORATION AND
                              WMTV LICENSE CO., LLC

               NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)


(NOTE B) - BUSINESS COMBINATION

     On June 6, 1996, Benedek Broadcasting Company, L.L.C. (the "LLC"), a subsidiary of Benedek Broadcasting, was merged into BLC. Since these entities had identical stockholder ownership, this was accounted for in a manner similar to a pooling-of-interests and the results of operations are included for the above-mentioned periods since the formation of the LLC on February 28, 1995. The stockholder's equity accounts for 1995 have been recast to reflect BLC as if it was formed on February 28, 1995.

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

(NOTE D) - INCOME TAX MATTERS AND CHANGE IN TAX STATUS

     Prior to the consummation of the business combination discussed in (Note
B), the LLC filed a partnership income tax return and the members reported their respective shares of the income, deductions, losses and credits of the LLC on their income tax returns. Since BLC is a "C" corporation, BLC was subject to federal and state income taxes upon consummation of the business combination. As a result, on June 6, 1996, BLC recognized a net deferred tax asset of approximately $650,000.

     The deferred tax assets and liabilities consist of the following components:

                                                         DECEMBER 31,
                                              ----------------------------------
                                                 1997                  1998
                                                 ----                  ----
                                                        (IN THOUSANDS)
Deferred tax asset:
   Loss carryforwards ............              $  1,161               $  1,904
Deferred tax liability:
   FCC licenses ..................               (34,178)               (33,642)
                                                --------               --------
   Net deferred tax liability ....              $(33,017)              $(31,738)
                                                ========               ========

     Under the provisions of the Internal Revenue Code, BLC has approximately $4,760,000 of net operating loss carryforwards available to offset future tax liabilities of BLC and its parent which begin to expire in 2011.

                         BENEDEK LICENSE CORPORATION AND
                              WMTV LICENSE CO., LLC

               NOTES TO COMBINED FINANCIAL STATEMENTS-(CONTINUED)


     Reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------
                                                     1996              1997              1998
                                                  ----------       -----------        ----------
Computed "expected" income tax benefit .........    (35.0)%           (35.0)%           (35.0)%
  Increase (decrease) resulting from:
    State income taxes, net of federal effect...     (5.0)             (5.0)             (5.0)
    Loss allocated to members of LLC............      3.6                --                --
  Nondeductible amortization and
    expenses ...................................      7.1               8.7               8.6
  Other ........................................     (0.8)             (5.2)               --
                                                    -----             -----             -----
  Effective rate tax ...........................    (30.1)%           (36.5)%           (31.4)%
                                                    =====             =====             =====

(NOTE E) - STOCKHOLDER'S EQUITY

     Benedek Broadcasting has pledged 100% of the outstanding common stock of BLC and WMTV LLC as collateral for the Senior Secured Notes and the Term Loan Facilities issued by Benedek Broadcasting.

     BLC and WMTV LLC have guaranteed the obligations of Benedek Broadcasting with respect to the Senior Secured Notes and the Term Loan Facilities.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Benedek Communications Corporation and Subsidiaries
Rockford, Illinois

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                    /s/ McGLADREY & PULLEN, LLP


Rockford, Illinois
February 15, 1999

                                                                     SCHEDULE II

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                                  ADDITIONS
                                              BALANCE AT         BALANCES        CHARGED TO                          BALANCE AT
                                               BEGINNING       ACQUIRED IN        COSTS AND        DEDUCTIONS          END OF
                                               OF PERIOD       ACQUISITIONS       EXPENSES        DESCRIBED (1)        PERIOD
                                             --------------    -------------    --------------    --------------    -------------
Deducted from asset account --
  allowance for doubtful accounts:
   Year ended December 31, 1996 ..........      $249,023         $ 86,458          $403,842          $255,804          $483,519
   Year ended December 31, 1997 ..........       483,519             --             231,480           243,347           471,652
   Year ended December 31, 1998 ..........       471,652             --             552,357           543,834           480,175

----------------------
(1) Uncollectible accounts written off, net of recoveries



                                    S-2



                        STATEMENT OF DIFFERENCES

The section symbol shall be expressed as.........................'SS'