Form 10-Q
period 1999-03-31
BENEDEK BROADCASTING CORP; BENEDEK COMMUNICATIONS CORP; BENEDEK LICENSE CORP
filed 1999-05-13
CIK 923027, 1017522, 1019271

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999
                            COMMISSION FILE NUMBERS:
                    BENEDEK BROADCASTING CORPORATION 33-78792
                  BENEDEK COMMUNICATIONS CORPORATION 333-09529
                           ---------------------------
                        BENEDEK BROADCASTING CORPORATION
                                       AND
                       BENEDEK COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                           ---------------------------

           DELAWARE            BENEDEK BROADCASTING CORPORATION                       13-2982954
           DELAWARE            BENEDEK COMMUNICATIONS CORPORATION                     36-4076007
 (STATE OR OTHER JURISDICTION OF                                      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

                           ---------------------------
                         SUBSIDIARY GUARANTOR REGISTRANT

 BENEDEK LICENSE CORPORATION                    DELAWARE                               36-4081877
(EXACT NAME OF SUBSIDIARY GUARANTOR  (STATE OR OTHER JURISDICTION OF  (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
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

                           ---------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                           ON WHICH REGISTERED:
     -------------------                          ----------------------
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

     Indicate the number of shares outstanding of each of Benedek Broadcasting Corporation's classes of common stock as of the latest practicable date: At May 5, 1999, there were outstanding 148.85 shares of common stock, without par value.

     Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At May 5, 1999, there were outstanding 7,400,000 shares of Class B common stock, $0.01 par value, and no shares of Class A common stock, $0.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                           FORM 10-Q TABLE OF CONTENTS

 ITEM                                                                                                       Page
NUMBER                           PART I - FINANCIAL STATEMENTS                                              ----
------
Item 1.     Financial Statements
            Introductory Comments........................................................................    2
            Benedek Communications Corporation and Subsidiaries and Benedek Broadcasting
                Corporation and Subsidiaries
              Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999.....................    3
              Consolidated Statements of Operations for the Three Months Ended March 31, 1998
                     and 1999............................................................................    4
              Consolidated Statements of Stockholders' Equity (Deficit) for the Three Months Ended
                   March 31, 1999........................................................................    5
              Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998
                   and 1999..............................................................................    6
              Notes to Consolidated Financial Statements.................................................    7
            Benedek License Corporation and WMTV License Co., LLC
              Combined Balance Sheets as of December 31, 1998 and March 31, 1999.........................   10
              Combined Statements of Operations for the Three Months Ended March 31, 1998
                   and 1999..............................................................................   11
              Combined Statements of Stockholder's Equity for the Three Months Ended
                   March 31,1999.........................................................................   12
              Combined Statements of Cash Flows for the Three Months Ended March  31, 1998
                   and 1999..............................................................................   13
              Notes to Combined Financial Statements.....................................................   14

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations........   15

                                 PART II - OTHER INFORMATION

Item 1.     Legal Proceedings............................................................................   22
Item 6.     Exhibits and Reports on Form 8-K.............................................................   22
Signatures...............................................................................................   23

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IMPORTANT EXPLANATORY NOTE:

     The integrated Form 10-Q is filed, without audit, pursuant to the Securities Exchange Act of 1934, as amended, for each of Benedek Communications Corporation ("Benedek Communications") and its wholly owned subsidiary, Benedek Broadcasting Corporation ("Benedek Broadcasting"). Unless the context otherwise requires, references to the "Company" refer to Benedek Communications and Benedek Broadcasting and its wholly-owned subsidiaries, Benedek License Corporation ("BLC"), The WMTV Trust and its subsidiary, WMTV License Co., LLC ("WMTV LLC") and Benedek Cable, Inc. ("BCI"), a non-recourse subsidiary. Benedek Communications is a holding company with minimal separate operations from its operating subsidiary, Benedek Broadcasting. Separate financial information has been provided for each consolidated entity and, where appropriate, separate disclosures. All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Financial Statements be read in conjunction with the financial information set forth in the Annual Reports on Form 10-K of Benedek Communications and Benedek Broadcasting, for the fiscal year ended December 31, 1998.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31, 1998                       MARCH 31, 1999
                                                         ----------------------------------------   --------------------------------
                                                               BENEDEK              BENEDEK              BENEDEK          BENEDEK
                                                            BROADCASTING        COMMUNICATIONS        BROADCASTING    COMMUNICATIONS
                                                             CORPORATION          CORPORATION          CORPORATION      CORPORATION
                                                         ------------------  --------------------   ----------------  --------------
                        ASSETS                                                                                        (UNAUDITED)
                                                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Current Assets
   Cash and cash equivalents...........................      $        4,290     $           4,291    $      2,043       $    2,044
   Receivables
      Trade, net.......................................              25,984                25,984          23,431           23,431
      Other............................................               1,389                 1,389             890              890
   Current portion of program broadcast rights.........               4,878                 4,878           3,543            3,543
   Prepaid expenses....................................               1,623                 1,623           1,898            1,898
   Deferred income taxes...............................               1,191                 1,191             902              902
                                                         ------------------  --------------------  -------------- ----------------
                  TOTAL CURRENT ASSETS.................              39,355                39,356          32,707           32,708
                                                         ------------------  --------------------  -------------- ----------------
Property and equipment.................................              62,627                62,627          59,794           59,794
                                                         ------------------  --------------------  -------------- ----------------
Intangible assets......................................             335,634               335,634         333,234          333,234
                                                         ------------------  --------------------  -------------- ----------------
Other assets
   Program broadcast rights, less current portion......               1,198                 1,198           1,279            1,279
   Deferred loan costs.................................               6,116                 8,475           6,385            8,242
   Land held for sale..................................                 109                   109             109              109
   Other...............................................                  63                    63              63               63
                                                         ------------------  --------------------  -------------- ----------------
                                                                      7,486                 9,845           7,836            9,693
                                                         ------------------  --------------------  -------------- ----------------
                                                             $      445,102     $         447,462    $    433,571       $  435,429
                                                         ==================  ====================  ============== ================
             LIABILITIES AND STOCKHOLDERS'
                   EQUITY (DEFICIT)

Current Liabilities
   Current maturities of notes payable.................      $       15,911     $          15,911    $     17,510       $   17,510
   Current program broadcast rights payable............               6,994                 6,994           5,103            5,103
   Accounts payable and accrued expenses...............              11,977                11,977           9,162            9,162
   Deferred revenue....................................                 644                   644             551              551
                                                         ------------------  --------------------  -------------- ----------------
                  TOTAL CURRENT LIABILITIES............              35,526                35,526          32,326           32,326
                                                         ------------------  --------------------  -------------- ----------------
Long-Term Obligations
   Notes and leases payable............................             233,492               358,905         230,340          359,781
   Program broadcast rights payable....................                 891                   891           1,250            1,250
   Deferred revenue....................................               2,994                 2,994           2,826            2,826
   Deferred income taxes ..............................              48,366                33,765          46,492           30,079
                                                         ------------------  --------------------  -------------- ----------------
                                                                    285,743               396,555         280,908          393,936
                                                         ------------------  --------------------  -------------- ----------------
Exchangeable redeemable senior preferred stock.........                   -               107,596               -          111,063
                                                         ------------------  --------------------  -------------- ----------------
Seller junior discount preferred stock ................                   -                55,048               -           56,138
                                                         ------------------  --------------------  -------------- ----------------

Stockholders' Equity (Deficit)
   Common stock, no par, authorized 200 shares,
       issued 148.85 shares............................                 870                     -             870                -
   Common stock, Class A $0.01 par value, 10,000,000
       authorized none issued or outstanding...........                   -                     -               -                -
   Common stock, Class B $0.01 par value, 10,000,000
       authorized 7,400,000 issued and outstanding.....                   -                    74               -               74
   Additional paid-in capital..........................             150,969               (59,549)        150,967          (59,988)
   Accumulated deficit.................................             (28,006)              (87,200)        (31,500)         (97,524)
   Stockholder's note receivable.......................                   -                  (588)               -            (596)
                                                         ------------------  --------------------  -------------- ----------------
                                                                    123,833              (147,263)        120,337         (158,034)
                                                         ------------------  --------------------  -------------- ----------------
                                                             $      445,102     $         447,462    $    433,571       $  435,429
                                                         ==================  ====================  ============== ================

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             THREE MONTHS ENDED MARCH 31,
                                                -----------------------------------------------------------------------------------
                                                                   1998                                          1999
                                                -------------------------------------------     -----------------------------------
                                                      BENEDEK                 BENEDEK                BENEDEK             BENEDEK
                                                   BROADCASTING           COMMUNICATIONS          BROADCASTING       COMMUNICATIONS
                                                    CORPORATION             CORPORATION            CORPORATION         CORPORATION
                                                -------------------     -------------------     -----------------   ---------------
                                                                                      (UNAUDITED)
                                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Net revenues..............................      $            30,695     $            30,695     $          32,281   $       32,281
                                                -------------------     -------------------     -----------------   --------------
Operating expenses:
   Selling, technical and  program........                   15,400                  15,400                15,187           15,187
   General and administrative.............                    5,233                   5,233                 6,660            6,660
   Depreciation and amortization..........                    7,788                   7,788                 7,814            7,814
   Corporate..............................                    1,377                   1,377                 1,241            1,241
                                                -------------------     -------------------     -----------------   --------------
                                                             29,798                  29,798                30,902           30,902
                                                -------------------     -------------------     -----------------   --------------
      Operating income....................                      897                     897                 1,379            1,379
                                                -------------------     -------------------     -----------------   --------------

Financial income (expense):
   Interest expense:
      Cash interest.......................                   (6,851)                 (6,851)               (6,343)          (6,343)
      Other interest......................                     (327)                 (4,021)                  (10)          (4,540)
                                                -------------------     -------------------     -----------------   --------------
                                                             (7,178)                (10,872)               (6,353)         (10,883)
   Interest income........................                       34                      34                    38               38
                                                -------------------     -------------------     -----------------   --------------
                                                             (7,144)                (10,838)               (6,315)         (10,845)
                                                -------------------     -------------------     -----------------   --------------
      (Loss) before income tax benefit....                   (6,247)                 (9,941)               (4,936)          (9,466)
Income tax benefit........................                    2,333                   3,810                 1,442            3,254
                                                -------------------     -------------------     -----------------   --------------
         Net (loss).......................      $            (3,914)                 (6,131)     $         (3,494)          (6,212)
                                                ===================                             =================
Preferred stock dividends and accretion...                                           (5,210)                                (4,558)
                                                                        -------------------                         --------------

Net (loss) applicable to common stock.....                              $           (11,341)                        $      (10,770)
                                                                        ===================                         ===============
Basic and diluted (loss) per common share.                              $             (1.53)                        $        (1.46)
                                                                        ===================                         ===============
Weighted-average common shares
outstanding...............................                                        7,400,000                              7,400,000
                                                                        ===================                         ===============

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                        THREE MONTHS ENDED MARCH 31, 1999

                        BENEDEK BROADCASTING CORPORATION

                                                                        ADDITIONAL
                                                     COMMON               PAID-IN              ACCUMULATED
                                                      STOCK               CAPITAL                DEFICIT                 TOTAL
                                                  -------------      -----------------      -----------------      ----------------
                                                                                     (UNAUDITED)
                                                                                   (IN THOUSANDS)
Balance at December 31, 1998....................  $         870      $         150,969      $        (28,006)      $        123,833
   Contribution of paid-in capital to parent....              -                    (2)                      -                   (2)
   Net (loss)...................................              -                      -                (3,494)               (3,494)
                                                  -------------   ---------------------    -----------------       ---------------
Balance at March 31, 1999.......................  $         870      $         150,967      $        (31,500)      $        120,337
                                                  =============   =====================    ==================      ================


                       BENEDEK COMMUNICATIONS CORPORATION

                                                                    ADDITIONAL                        STOCKHOLDER'S
                                                     COMMON           PAID-IN         ACCUMULATED          NOTE
                                                      STOCK           CAPITAL           DEFICIT         RECEIVABLE          TOTAL
                                                 --------------   --------------   ----------------  ---------------- -------------
                                                                                    (UNAUDITED)
                                                                                  (IN THOUSANDS)
Balance at December 31, 1998.................... $         74    $    (59,549)    $      (87,200)  $      (588)        $  (147,263)
   Accretion to exchangeable redeemable
      senior preferred stock....................            -            (446)                  -            -                (446)
   Dividends on preferred stock.................            -                -            (4,112)            -              (4,112)
   Financial costs related to the sale of
      preferred stock...........................            -              (1)                  -            -                  (1)
   Accrued interest on note receivable..........            -               8                   -          (8)                    -
   Net (loss)...................................            -                -            (6,212)            -              (6,212)
                                                 ------------   --------------   ----------------  -----------        -------------
Balance at March 31, 1999....................... $         74   $     (59,988)   $       (97,524)  $     (596)        $   (158,034)
                                                 ============   ==============   ================  ============       =============

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------------------------------------------------
                                                                         1998                                      1999
                                                           --------------------------------------    ------------------------------
                                                                 BENEDEK            BENEDEK             BENEDEK         BENEDEK
                                                              BROADCASTING      COMMUNICATIONS       BROADCASTING   COMMUNICATIONS
                                                               CORPORATION        CORPORATION         CORPORATION     CORPORATION
                                                           ------------------   -----------------    ------------------------------
                                                                                            (UNAUDITED)
                                                                                           (IN THOUSANDS)
Cash flows from operating activities

  Net (loss)...................................................   $ (3,914)        $ (6,131)        $ (3,494)        $ (6,212)
     Adjustments to reconcile net (loss) to net cash
       provided by (used in) operating activities:
        Amortization of program broadcast rights...............      1,698            1,698            1,939            1,939
        Depreciation and amortization..........................      5,357            5,357            5,377            5,377
        Amortization and write-off of intangibles and
          deferred loan costs..................................      2,773            2,924            2,411            2,913
        Amortization of note discount..........................       --              3,543             --              4,028
        Deferred income taxes..................................     (2,340)          (3,817)          (1,585)          (3,397)
        Other..................................................        (83)             (83)            --               --
  Changes in operating assets and liabilities:
      Receivables..............................................      4,153            4,153            3,052            3,052
      Prepaid expenses and other...............................       (540)            (540)            (275)            (275)
      Payments on program broadcast rights payable.............     (1,752)          (1,752)          (2,218)          (2,218)
      Accounts payable and accrued expenses....................     (5,081)          (5,081)          (2,871)          (2,871)
      Deferred revenue.........................................       (175)            (175)            (262)            (262)
                                                                  --------         --------         --------         --------
        Net cash provided by operating activities..............         96               96            2,074            2,074
                                                                  --------         --------         --------         --------
Cash flows from investing activities
  Purchase of property and equipment...........................     (2,015)          (2,015)          (1,981)          (1,981)
  Other........................................................         54               54               16               16
                                                                  --------         --------         --------         --------
      Net cash (used in) investing activities..................     (1,961)          (1,961)          (1,965)          (1,965)
                                                                  --------         --------         --------         --------
Cash flows from financing activities
  Principal payments on notes payable..........................     (2,255)          (2,255)          (3,074)          (3,074)
  Net borrowings on long-term revolver.........................      4,601            4,601            1,000            1,000
  Contribution of paid-in capital to parent....................        --               --                (2)             --
  Payment of debt and preferred stock acquisition costs........        (34)             (34)            (280)            (282)
                                                                  --------         --------         --------         --------
      Net cash provided by (used in) financing
        activities.............................................      2,312            2,312           (2,356)          (2,356)
                                                                  --------         --------         --------         --------
      Increase (decrease) in cash and cash equivalents.........        447              447           (2,247)          (2,247)
Cash and cash equivalents:
  Beginning....................................................      2,647            2,648            4,290            4,291
                                                                  --------         --------         --------         --------
  Ending.......................................................   $  3,094         $  3,095         $  2,043         $  2,044
                                                                  ========         ========         ========         ========
Supplemental Disclosure of Cash Flow  Information:
  Cash payments for interest...................................   $ 10,785         $ 10,785         $ 10,384         $ 10,384
  Cash payments for income taxes...............................         15               15              264              264
                                                                  ========         ========         ========         ========
Supplemental Schedule of Noncash Investing and
  Financing Activities:
  Acquisition of program broadcast rights......................   $    155         $    155         $    684         $    684
  Notes payable incurred for purchase of equipment.............        722              722              394              394
  Equipment acquired by barter transactions....................         80               80               56               56
  Dividends accrued on redeemable preferred stock..............       --              3,843            4,112            4,112
  Accrued interest on note receivable stockholder
      added to additional paid in capital......................       --               --               --                  8
  Accretion to exchangeable redeemable senior                         --
      preferred stock..........................................       --              1,366             --                446
                                                                  ========         ========         ========         ========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) - NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF BUSINESS

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

BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Benedek Broadcasting and its wholly-owned subsidiaries, BLC, BCI and The WMTV Trust and its subsidiary. The consolidated financial statements of Benedek Broadcasting include the accounts of Benedek Broadcasting, BLC, BCI and The WMTV Trust and its subsidiary, WMTV LLC. Separate financial statements have been provided for each reporting entity and, where there are differences, separate disclosures. All significant intercompany items and transactions have been eliminated in each of the sets of consolidated financial statements.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial positions as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 1998.

     During 1998, BCI was formed to deliver The Warner Bros. Television Network programming to local cable companies. BCI holds minimal assets and had insignificant operations in 1998 and in 1999. Since BCI is wholly owned by Benedek Broadcasting the assets, liabilities and results of operations from this company are included in the consolidated financial statements of Benedek Broadcasting.

     During October 1998, in order to comply with certain FCC duopoly rules, Benedek Broadcasting transferred all assets and liabilities related to WMTV-TV, serving Madison, Wisconsin, to The WMTV Trust, a disposition trust. Since Benedek Broadcasting is the sole beneficiary of this trust, the assets, liabilities and results of operations from this trust are included in the consolidated financial statements of Benedek Broadcasting.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

(NOTE B) - STOCK OPTION PLAN

     In December 1998, the Company's Board of Directors (the "Board") adopted the 1999 Stock Option Plan (the "Plan") whereby from time to time on or before December 31, 2008, options to purchase shares of Class B Common Stock may be granted to employees, directors or consultants and advisors of the Company and its subsidiaries. The aggregate number of shares of common stock which may be purchased pursuant to options granted at any time under the Plan shall not exceed 240,000. The purchase price per share shall be the fair market value, as defined by the Plan, or an amount determined by the Board. If options are granted to an employee who, at the time of the grant, owns more that ten percent of the voting stock of the Company, the purchase price per share shall be at least one hundred and ten percent of the fair market value, as defined by the Plan.

     On January 1, 1999, the Board granted options to purchase a total of 165,000 shares of Class B Common Stock at a price of $15 per share to several key employees. The options vest over six years at 10% for the first three years, 20% in 2002 and 25% for each of 2003 and 2004.

(NOTE C) - PENDING ADOPTION OF ACCOUNTING STANDARD

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

(NOTE D) - SUBSEQUENT EVENT

STATION SWAP

     On December 30, 1998, the Company entered into an Asset Exchange Agreement with The Ackerley Group, Inc. ("Ackerley") pursuant to which the Company exchanged the television broadcast assets of KCOY-TV, in Santa Maria, California for the television broadcast assets of KKTV, Ackerley's station in Colorado Springs, Colorado. Both KCOY-TV and KKTV are CBS affiliates. The exchange was completed on April 30, 1999. The transaction included a $9,000,000 payment by the Company to Ackerley at the closing.

     The parties entered into a time brokerage agreement for each station, in effect from January 1, 1999 until the closing. During the time brokerage period, the revenue and expenses of each station went to the account of the buyer, net of applicable time brokerage fees. The net time brokerage fee expense was $380,742 for the three months ended March 31, 1999.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                BENEDEK BROADCASTING CORPORATION AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

TENDER OFFER

     On April 16, 1999, the Company announced the commencement of a tender offer and consent solicitation (the "Offer") for any and all of the $135 million in outstanding principal amount of its 11 7/8% Senior Secured Notes due 2005 ("the Notes"). The total consideration for each of $1,000 principal of Notes tendered pursuant to the Offer will be the price equal to the present value of the redemption of such Note on March 1, 2000, the earliest stated redemption date, and of the semi-annual interest payments that would have been payable through the earliest redemption date, discounted to the date of payment at a yield equal to a sum of the yield on the 5 1/2% U.S. Treasury Note due February 29, 2000 (the "Reference Treasury Security") plus 50 basis points. The Offer price will be the total consideration minus $30.00, which is the consent payment. The Company will pay accrued and unpaid interest on the purchased Notes up to, but not including, the payment date, which is scheduled to be no later than three business days after the expiration date. Based on a recent price for the Reference Treasury Security, the amount payable, including the consent payment, would be approximately $1,107.96 per $1,000 principal amount of Notes, plus accrued and unpaid interest through the expected date of payment, which is expected to be May 20, 1999.

     Concurrent with the Offer, the Company is soliciting to eliminate substantially all of the restrictive provisions, security and covenants and certain default provisions in the indenture under which the Notes were issued, other than the covenants to pay interest on the principal of the Notes and the related default provisions. The removal of these covenants may be achieved by a majority vote of the holders of the Notes ("Holders"). Holders who tender their Notes in the Offer will be required to consent to the proposed amendments to the indenture.

     As of May 12, 1999, Holders of all of the outstanding Notes had tendered pursuant to the Offer and consented to the elimination of the restrictive provisions of the indenture. Withdrawal rights with respect to the Notes tendered and consents received have expired. The closing of the Offer remains subject to completion of the new financing described in the next paragraph.

     The Company anticipates financing the Offer and refinancing its existing Term Loans and Revolving Credit Facility with $425 million of new senior secured credit facilities (the "Facilities"). The Facilities will be structured as: (i) a $160 million Reducing Revolving Credit Facility; (ii) a $125 million 364-day Revolving Credit Facility/Term Loan Facility and (iii) a $140 million Term Loan. Proceeds from the Facilities will be used to: (i) refinance its existing term loans Credit Facility; (ii) finance the offer for the Company's Senior Secured Notes; (iii) to make permitted distributions to Benedek Communications to call or repurchase its outstanding securities; (iv) to make permitted acquisitions; and (v) for general corporate purposes.

                                          BENEDEK LICENSE CORPORATION AND
                                               WMTV LICENSE CO., LLC

                                              COMBINED BALANCE SHEETS


                                ASSETS                                    DECEMBER 31, 1998           MARCH 31, 1999
                                                                        ----------------------      -------------------
                                                                                                        (UNAUDITED)
                                                                                  (IN THOUSANDS, EXCEPT SHARE
                                                                                      AND PER SHARE DATA)
Federal Communication Commission (FCC)

   Licenses, at cost, less accumulated amortization of $8,710
     and $9,509 for 1998 and 1999, respectively........................ $              117,330      $           116,531
Goodwill, less accumulated amortization of $2,203 and $2,423 for
   1998 and 1999, respectively.........................................                 33,034                   32,814
                                                                        ----------------------      -------------------
                                                                        $              150,364      $           149,345
                                                                        ======================      ===================
                 LIABILITIES AND STOCKHOLDER'S EQUITY

Deferred tax liability................................................. $               31,738      $            31,331
                                                                        ----------------------      -------------------
Stockholder's equity:
     Common stock, $0.01 par authorized 3,000 shares,
       issued and outstanding 99 shares................................                      -                        -
     Additional paid-in capital........................................                126,040                  126,040
     Accumulated deficit...............................................                 (7,414)                  (8,026)
                                                                        ----------------------      -------------------
                                                                                       118,626                  118,014
                                                                        ----------------------      -------------------
                                                                        $              150,364      $           149,345
                                                                        ======================      ===================

                         BENEDEK LICENSE CORPORATION AND
                              WMTV LICENSE CO., LLC

                        COMBINED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------------------------
                                                             1998                      1999
                                                    ----------------------     ---------------------
                                                                        (UNAUDITED)
                                                                      (IN THOUSANDS)

Operating expense, amortization................     $                1,018     $               1,019
                                                    ----------------------     ---------------------
     (Loss) before income tax benefit..........                     (1,018)                   (1,019)
Income tax benefit ............................                        320                       407
                                                    ----------------------     ---------------------
         Net (loss)............................      $                (698)     $               (612)
                                                    ======================     ======================

                         BENEDEK LICENSE CORPORATION AND
                              WMTV LICENSE CO., LLC

                   COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999

                                                                    ADDITIONAL
                                               COMMON                  PAID-IN              ACCUMULATED
                                                STOCK                  CAPITAL                DEFICIT                 TOTAL
                                         -------------------     ------------------      -----------------      -----------------
                                                                               (UNAUDITED)
                                                                              (IN THOUSANDS)

Balance at December 31, 1998............ $                    -     $       126,040        $       (7,414)         $      118,626
     Net (loss).........................                      -                   -                  (612)                   (612)
                                         ----------------------     ---------------        --------------          --------------
Balance at March 31, 1999............... $                    -     $       126,040        $       (8,026)         $      118,014
                                         ======================     ===============        ==============          ==============

                         BENEDEK LICENSE CORPORATION AND
                              WMTV LICENSE CO., LLC

                        COMBINED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------------------------
                                                            1998                       1999
                                                    ---------------------      ---------------------
                                                                       (UNAUDITED)
                                                                     (IN THOUSANDS)
Cash flows from operating activities
   Net (loss)..................................     $                (698)      $               (612)
   Adjustments to reconcile net (loss) to
       net cash provided by operating
    activities:                                                     1,018                      1,019
        Amortization...........................
        Deferred income tax....................                      (320)                      (407)
                                                    ---------------------      ---------------------
           Net cash provided by operating

           activities..........................                        -                           -
Cash:
   Beginning...................................                        -                           -
                                                    ---------------------      ---------------------
   Ending......................................     $                  -        $                  -
                                                    =====================      ======================

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

BASIS OF PRESENTATION

     The combined financial statements include the accounts of BLC and WMTV LLC. All significant intercompany items and transactions have been eliminated in the combined financial statements. WMTV LLC was formed on October 26, 1998, in order to comply with certain FCC duopoly rules. BLC transferred the FCC license and associated deferred tax liability of WMTV-TV, serving Madison, Wisconsin, to WMTV LLC. Since all of the assets, liabilities and operations of WMTV LLC have historically been reported as a part of BLC, WMTV LLC is included in the reporting entity with BLC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Wherever possible, the Company has identified these forward looking statements by words such as "anticipates," "believes," "estimates," " expects" and similar expressions. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in national and regional economies, competition in the television business, pricing fluctuations in local and national advertising, program ratings and changes in programming costs, among other factors. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

     Except as otherwise provided, the financial data set forth below is derived from the historical financial statements of the Company prepared in accordance with generally accepted accounting principles. Such historical financial data includes the results of operations of KKTV, Colorado Springs, Colorado ("KKTV") which has been operated under a time brokerage agreement (a "TBA") with Ackerley since January 1, 1999, net of the fees associated with such TBA. The historical financial data also includes the limited operating results and TBA fee revenue of KCOY-TV ("KCOY-TV"), the Company's Santa Maria, California station which is being operated by Ackerley under a TBA since January 1, 1999. Pursuant to a definitive exchange agreement KCOY-TV was exchanged for KKTV in a transaction that was consumated on April 30, 1999. As used herein, "Same Station" data refers to the historical results of operations of all 23 television stations currently operated by the Company if such stations were owned by the Company throughout the periods indicated with pro forma adjustments only for TBA fees and revenue, depreciation and amortization and interest. Same Station information does not purport to represent what the Company's results of operations would have been if such transactions had been effected at the beginning of such periods and does not purport to project results of operations of the Company in any future period.

     Broadcast cash flow is defined as operating income, excluding net income of non-recourse subsidiaries, before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights, corporate expenses and non-cash compensation less payments for program broadcast rights. The Company has included broadcast cash flow data because (i) the information is a measurement utilized by lenders to measure the Company's ability to service its debt and pay for capital expenditures, (ii) the information is a measurement utilized by industry analysts to determine a market value of the Company's television stations and (iii) the information is a measurement industry analysts utilize when evaluating and comparing the operating performance of the Company. Broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Broadcast cash flow is also not reflected in the Company's consolidated statements of cash flows; but it is a common and meaningful measure for comparison to other companies in the broadcast industry. The amounts excluded from broadcast cash flow are significant components in understanding and assessing the Company's results of operations and cash flows. The term "broadcast cash flow" may not be the same terminology utilized by other companies in the presentation of similar information."

     Adjusted EBITDA is defined as operating income, excluding net income of non-recourse subsidiaries, before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments for program broadcast rights. The Company has included Adjusted EBITDA data because (i) the information is a measurement utilized by lenders to measure the Company's ability to service its debt and pay for capital expenditures, (ii) the information is a measurement utilized by industry analysts to determine a private market value of the Company's television stations and (iii) the information is a measurement industry analysts utilize when evaluating and comparing the operating performance of the Company. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA is also not reflected in the Company's consolidated statements of cash flows; but it is a common and meaningful measure for comparison to other companies in the broadcast industry. The amounts excluded from Adjusted EBITDA are significant components in understanding and assessing the Company's results of operations and cash flows. The term "Adjusted EBITDA" may not be the same terminology utilized by other companies in the presentation of similar information.

     The Company believes that Adjusted EBITDA and broadcast cash flow information discussed below provide meaningful information as to the performance of the television stations owned by the Company, particularly information that is presented on a Same Station basis. Changes from year to year indicate how the Company has performed in its efforts to increase net sales and manage expenses on an operating basis.

     The Company owns 23 network-affiliated television stations (the "Stations) in the United States. The Stations are diverse in geographic and network affiliation, serve small to medium-sized markets and, in the aggregate, reach communities in 24 states. The Company's broadcast signals reach approximately
2.9 million households, representing more than 20% of all television households in the markets above 100. Twelve of the Stations are affiliated with CBS, six are affiliated with ABC, four are affiliated with NBC, and one is affiliated with Fox. Additionally, the Company has entered into agreements with Warner Bros. Television Network to develop a local cable affiliate called the "WB 100+ Station Group" (the "WeB") in each of the Company's 20 markets which are outside of the 100 largest in the U.S., as measured by A.C. Nielsen Company.

     During September 1998, the Company began delivering The Warner Bros. Television Network programming to local cable companies in 15 of the Company's 20 markets which rank above market 100 as measured by Nielsen surveys. These local affiliates are called the "WeB" and are operated by a newly-formed wholly-owned subsidiary of Benedek Broadcasting called Benedek Cable, Inc. ("BCI"). The WeB is a 24 hour, seven day a week television channel which broadcasts The Warner Bros. Television Network prime time programming, WB Kids children's programming and syndicated programming of Warner Bros. and others. The Company is continuing its negotiations with cable systems in its markets for the carriage of WeB programming to all households within its WeB markets. The WeB's impact on the Company's operations for 1999 was insignificant and is expected to be insignificant in the balance of 1999. For purposes of the Company's Adjusted EBITDA, the results of operations of BCI is excluded due to its status as a nonrecourse subsidiary.

     On December 30, 1998, the Company entered into an Asset Exchange Agreement with Ackerley pursuant to which it agreed to exchange the television broadcast assets of KCOY-TV for the television broadcast assets of KKTV, Ackerley's station in Colorado Springs, Colorado. Both KCOY-TV and KKTV are CBS affiliates. The exchange was completed on April 30, 1999. The transaction included a $9,000,000 payment by the Company to Ackerley at the closing. The transaction was structured, to the extent feasible, as a tax-free exchange pursuant to
Section 1031 of the Internal Revenue Code.

     The parties also entered into a time brokerage agreement for each station, in effect from January 1, 1999 until the closing. During the time brokerage period, the revenues and expenses of each station went to the account of the buyer, net of applicable time brokerage fees. The net time brokerage fee expense was $380,742 for the three months ended March 31, 1999.

     During October 1998, the Company transferred WMTV-TV, the Company's station in Madison, Wisconsin to a trust (the "WMTV Trust") due to the Grade A broadcast signal overlap between WMTV-TV and WIFR- TV, the Company's station in Rockford, Illinois. The Company is seeking to comply with the FCC requirements by either exchanging one of the stations for another broadcast station in a transaction qualifying for deferred capital gains treatment under Section 1031 of the Internal Revenue Code of 1986 or by selling either WMTV-TV or WIFR-TV. Under the trust arrangement, the Company relinquished control of WMTV-TV to a trustee while retaining the economic risks and benefits of ownership. The Company has filed an application seeking an extension to continue the trust arrangement pending the outcome of the FCC's current duopoly rule making proceedings.

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

     For the three months ended March 31, 1999, the Company reported net revenues of $32.3 million compared to net revenues of $30.7 million for the three months ended March 31, 1998. The Company had a net loss of $6.2 million for the three months ended March 31, 1999, compared to a net loss of $6.1 million for the three months ended March 31, 1998. Benedek Broadcasting had a net loss of $3.5 million for the three months ended March 31, 1999 compared to a net loss of $3.9 million for the three months ended March 31,1998. Adjusted EBITDA for the three months ended March 31, 1999 was $9.0 million as compared to $8.6 million for the three months ended March 31, 1998.

     The following table sets forth certain historical results of the operations and operating data for the periods indicated. The table reflects the operating effects of the TBA's associated with the exchange of KCOY-TV for KKTV (the "Station Swap") only since January 1, 1999.

                                                      THREE MONTHS ENDED MARCH 31,
                                                 --------------------------------------
                                                      1998                   1999
                                                      ----                   ----
                                                             (IN THOUSANDS)

Operating income...............................  $           897       $          1,379
      Add:
      Amortization of program
       broadcast rights........................            1,698                  1,939
      Depreciation and amortization............            7,788                  7,814
      Corporate expenses.......................            1,377                  1,241
     Operating loss of nonrecourse subsidiary..                -                     60
    Less:
       Payment for program
         broadcast liabilities.................           (1,752)                (2,218)
                                                 ---------------       ----------------
Broadcast cash flow............................  $        10,008       $         10,215
                                                 ===============       ================

 THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     The following table provides both historical information and Same Station information for the three months ended March 31, 1998 and 1999. The Same Station information gives effect to the Station Swap as if the exchange was consummated on January 1, 1998.

                                                         HISTORICAL                                 SAME STATION
                                                THREE MONTHS ENDED MARCH 31,                THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------------------       ---------------------------------------
                                            1998             1999              %                1998          1999             %
                                            ----             ----                               ----          ----
                                                                             CHANGE                                       CHANGE
                                                                             ------                                       ------
                                                                               (IN THOUSANDS)

Local/regional.....................        $  19,759        $  20,728               4.9%       $  20,421     $  20,707         1.4%
National...........................           10,177           11,030               8.3           10,918        11,029         1.0
Political..........................              763              173             (77.3)             413           173       (58.1)
Other..............................            4,570            5,154              12.7            4,583         4,465        (2.5)
                                        ------------     ------------      ------------     ------------   -----------   ----------
                                              35,269           37,085               5.1           36,335        36,374         0.1
Direct costs.......................            4,574            4,804               5.0            4,746         4,798         1.0
                                        ------------     ------------      ------------     ------------   -----------   ----------
Net revenues.......................           30,695           32,281               5.1           31,589        31,576         0.0
Operating expenses:
  Selling, technical and
    program expenses...............           15,400           15,187              (1.3)          16,236        15,988        (1.5)
  General and administrative.......            5,233            6,660              27.2            5,142         5,126        (0.3)
  Depreciation and amortization....            7,788            7,814               0.3            7,779         7,783         0.0
  Corporate........................            1,377            1,241              (9.8)           1,377         1,241        (9.8)
                                        ------------     ------------      ------------     ------------   -----------   ----------
                                              29,798           30,902               3.7           30,534        30,138        (1.2)
                                        ------------     ------------      ------------     ------------   -----------   ----------
         Operating income..........        $     897        $   1,379              53.7%       $   1,055     $   1,438        36.3%
                                        ============     ============      ============     ============   ===========   ==========
Broadcast cash flow................        $  10,008        $  10,215               2.0%       $  10,247     $  10,690         4.3%
Broadcast cash flow margin.........             32.6%            31.6%                              32.4%         33.8%
Adjusted EBITDA....................        $   8,633        $   8,974               3.9%       $   8,870     $   9,449         6.5%
Adjusted EBITDA margin.............             28.1%            27.7%                              28.0%         29.9%




     Net revenues for the three months ended March 31, 1999 increased $1.6 million or 5.1% to $32.3 million from $30.7 million for the three months ended March 31, 1998. Gross revenues excluding political advertising revenue increased $2.4 million or 7.0% to $36.9 million from $34.5 million for the three months ended March 31, 1999. The increase was primarily caused by the effect of the TBA's associated with the Station Swap. On a Same Station basis, net revenues for the three months ended March 31, 1999 were $31.6 million as compared to $31.6 million for the three months ended March 31, 1998. Net revenues for the three months ended March 31, 1999 reflected gains in advertising demand which offset the absence of Winter Olympics on the Company's 12 CBS stations and a decline in political advertising both of which positively affected the three months ended March 31, 1998.

     Operating expenses for the three months ended March 31, 1999 increased $1.1 million or 3.7% to $30.9 million from $29.8 million for the three months ended March 31, 1998. The increase in operating expenses was attributable to the effect of the TBA's associated with the Station Swap. On a Same Station basis, operating expenses for the three months ended March 31, 1999 decreased $0.4 million or 1.2% to $30.1 million from $30.5 million for the three months ended March 31, 1998 resulting primarily from decreased payroll-related costs.

     Operating income for the three months ended March 31, 1999 increased $0.5 million or 53.7% to $1.4 million from $0.9 million for the three months ended March 31, 1998. On a Same Station basis, operating income for the three months ended March 31, 1999 increased $0.4 million or 36.3% to $1.4 million from $1.0 million for the three months ended March 31, 1998.

     Financial (expenses), net for Benedek Broadcasting decreased $0.8 million or 11.3% to $6.3 million from $7.1 million for the year three months ended March 31, 1998 due to the lower interest rates on its Term Loan Facilities. Benedek Communications' financial expenses (net) for the three months ended March 31, 1999 remained at $10.8 million. Benedek Communications has higher financial expenses than Benedek Broadcasting as a result of the interest on its Senior Subordinated Discount Notes (the "Discount Notes").

     Income tax benefit for Benedek Broadcasting for the three months ended March 31, 1999 was $1.4 million compared to $2.3 million for the three months ended March 31, 1998. For the three months ended March 31, 1999, Benedek Communications had a $3.3 million income tax benefit compared to $3.8 million for the three months ended March 31, 1998. Benedek Communications had a $3.3 million income tax benefit compared to $3.8 million for the three months ended March 31, 1998. Benedek Communications has a greater income tax benefit than Benedek Broadcasting due to the net tax affect on the difference in financial expenses.

     Net loss for Benedek Broadcasting for the three months ended March 31, 1999 was $3.5 million as compared to $3.9 million net loss for the three months ended March 31, 1998. Benedek Communications had a net loss of $6.2 million for the three months ended March 31, 1999 as compared to a net loss of $6.1 million for the three months ended March 31, 1998.

     Broadcast cash flow for the three months ended March 31, 1999 increased $0.2 million or 2.0% to $10.2 million from $10.0 million for the three months ended March 31, 1998. As a percentage of net revenues, broadcast cash flow margin decreased to 31.6% for the three months ended March 31, 1999 from 32.6% for the three months ended March 31, 1998.

     On a Same Station basis, broadcast cash flow for the three months ended March 31, 1999 increased $0.5 million or 4.3% to $10.7 million from $10.2 million for the three months ended March 31, 1998. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis increased to 33.8% for the three months ended March 31, 1999 from 32.4% for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows from Operating Activities is the primary source of liquidity for the Company and were $2.1 million for the three months ended March 31, 1999 compared to $0.1 million for the three months ended March 31, 1998. The change in cash flows from operating activities was the result primarily of a $1.0 million increase in accounts payable at March 31, 1999 as compared to March 31, 1998, and a $0.4 million reduction in cash payments of interest expense. Cash payments of interest expense totaled $10.4 million for the three months ended March 31, 1999 as compared to $10.8 million for the three months ended March 31, 1998.

     Cash Flows from Investing Activities were $(2.0) million for the three months ended March 31, 1999, as compared to $(2.0) million for the three months ended March 31, 1998. The purchase of property and equipment was the primary component of cash flows from investing activities for both years.

     Cash Flows from Financing Activities were $(2.4) million for the Company for the three months ended March 31, 1999 compared to $2.3 million for the three months ended March 31, 1998. During the three months ended March 31, 1998, the Company had net borrowings of $4.6 million under the Revolving Credit Facility (as defined) as compared to $1.0 million for the three months ended March 31, 1999.

     At March 31, 1999, Benedek Broadcasting had available to it a maximum of $15.0 million under the revolving credit facility of the Credit Agreement (the "Revolving Credit Facility") of which $14.0 million was unused at such time. From time to time throughout 1999, Benedek Broadcasting's cash needs required the use of the Revolving Credit Facility for general working capital purposes and to fund capital expenditures. During the three months ended March 31, 1999, the highest outstanding balance under the Revolving Credit Facility was $1.0 million.

     On April 16, 1999, the Company announced the commencement of a tender offer and consent solicitation (the "Offer") for any and all of the $135 million in outstanding principal amount of its 11 7/8% Senior Secured Notes due 2005 ("the Notes"). The total consideration for each of $1,000 principal of Notes tendered pursuant to the Offer will be the price equal to the present value of the redemption of such Note on March 1, 2000, the earliest stated redemption date, and of the semi-annual interest payments that would have been payable through the earliest redemption date, discounted to the date of payment at a yield equal to a sum of the yield on the 5 1/2% U.S. Treasury note due February 29, 2000 ("Reference Treasury Security") plus 50 basis points. The offer price will be the total consideration minus $30.00, which is the consent payment. The Company will pay accrued and unpaid interest on the purchased Notes up to, but not including, the payment date, which is scheduled to be no later than three business days after the expiration date. Based on a recent price for the Reference Treasury Security, the amount payable, including the consent payment, would be approximately $1,107.86 per $1,000 principal amount of Notes, plus accrued and unpaid interest through the expected date of payment, which is expected to be May 20, 1999.

     Concurrent with the Offer, the Company is soliciting to eliminate substantially all of the restrictive provisions, security and covenants and certain default provisions in the indenture under which the Notes were issued, other than the covenants to pay interest on the principal of the Notes and the related default provisions. The removal of these covenants may be achieved by a majority vote of the holders of the Note ("Holders"). Holders who tender their Notes in the Offer are required to consent to the proposed amendments to the indenture.

     As of May 12, 1999, Holders of all of the outstanding Notes had tendered pursuant to the Offer and consented to the elimination of the restrictive provisions of the indenture. Withdrawal rights with respect to the Notes tendered and consents received have expired. The closing of the Offer remains subject to completion of the new financing described in the next paragraph.

     The Company anticipates financing the offer and refinancing its existing Term Loans and Revolving Credit Facility pursuant to $425 million of new senior secured credit facilities (the "Facilities"). The Facilities will be structured as: (i) a $160 million Reducing Revolving Credit Facility; (ii) a $125 million 364-day Revolving Credit Facility/Term Loan Facility and (iii) a $140 million Term Loan. Proceeds from the Facilities will be used to: (i) refinance its existing term loans Credit Facility; (ii) finance the offer for the Company's Senior Secured Notes; (iii) to make permitted distributions to Benedek Communications to call or repurchase its outstanding securities; (iv) to make permitted acquisitions and (v) for general corporate purposes.

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

     All internal software and hardware is purchased or leased from third party vendors. The Company does not employ or contract for computer programmers to write Company-specific applications. The Company believes that the sales systems are Y2K compliant due to their recent implementation. The Company's core financial system is not Y2K compliant and is in the process of being upgraded to a Y2K compliant version to be completed during the third quarter of 1999. Non-IT systems that are not critical to operations are being replaced or upgraded in the normal course of business so that they will be Y2K compliant systems. At this time, the Company is not aware of any additional significant upgrades or changes that will need to be made to its internal software and hardware to become Y2K ready, but this is subject to change as the evaluation and compliance testing process continues. The Company expects to be able to successfully implement any software or hardware changes that may be necessary to address Y2K IT and non-IT readiness issues. Based upon preliminary estimates, the Company does not believe that the costs associated with such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance however that there will not be increased costs associated with the implementation of any such changes.

     The Company has begun the process of polling key suppliers and customers to gain an understanding of their Y2K readiness. The Company cannot guarantee that Y2K compliance problems of third parties with which it has a material relationship will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company has not yet formulated a contingency plan to address difficulties that may arise from Y2K noncompliance of its IT and non-IT systems or those of key third parties, however, a contingency plan will be developed during third quarter 1999.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company (including in its capacity as successor of Brissette) is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


   (a)(3)  Exhibits.

 * 4.1 --  Second Supplemental Indenture dated as of October 31, 1998 among
           Benedek Broadcasting Corporation, Benedek License Corporation, Phil
           A. Jones, as trustee, WMTV License Co., LLC, and The Bank of New
           York.
 * 4.2 --  Third Supplemental Indenture dated as of May 3, 1999 among Benedek
           Broadcasting Corporation, Benedek License Corporation, Phil A.
           Jones, as trustee, WMTV License Co., LLC, and The Bank of New York.
* 27.1 --  Financial Data Schedule pursuant to Article 5 of Regulation S-X with respect to Benedek Communications Corporation.
 *27.2 -- Financial Data Schedule pursuant to Article 5 of Regulation S-X with respect to Benedek Broadcasting Corporation.

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

                                     BENEDEK COMMUNICATIONS CORPORATION
                                                (REGISTRANT)



                                        By:    /s/ RONALD L. LINDWALL
                                              -----------------------
                                              RONALD L. LINDWALL
                                              SENIOR VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                                              (Authorized Officer and Principal
                                               Accounting Officer)

                                               DATE:  May 13, 1999

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


                                     BENEDEK BROADCASTING CORPORATION
                                              (REGISTRANT)



                                        By:    /s/ RONALD L. LINDWALL
                                              -----------------------
                                              RONALD L. LINDWALL
                                              SENIOR VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                                              (Authorized Officer and Principal
                                               Accounting Officer)

                                               DATE:  May 13, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BENEDEK LICENSE CORPORATION
                                             (REGISTRANT)



                                        By:    /s/ RONALD L. LINDWALL
                                              -----------------------
                                              RONALD L. LINDWALL
                                              SENIOR VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                                              (Authorized Officer and Principal
                                               Accounting Officer)

                                               DATE:  May 13, 1999